Form 10QSB
period 1999-06-30
PACIFIC DEVELOPMENT CORP
filed 1999-07-23
CIK 946283

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 1999.

 ....Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No:   __000-26186__

                      PACIFIC DEVELOPMENT CORPORATION
                 ---------------------------------------
                 (Name of small business in its charter)

      Colorado                              84-1209978
----------------------               -----------------------
(State or other                      (IRS Employer Id.  No.)
jurisdiction of Incorporation)

7706 E. Napa Place        Denver,  Colorado                80237
-------------------------------------------------------------------
(Address of Principal Office)                              Zip Code

Issuer's telephone number:    (303) 771-0064

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes __X__  No _____

At 6/30/99 the following shares were outstanding: Common Stock, $0.001 par value, 6,663,380 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended June 30, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                     PACIFIC DEVELOPMENT CORPORATION
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                       Quarter Ended June 30, 1999
                               (Unaudited)

                             CONTENTS


     Accountants' report                                  1
     Balance Sheet                                        2
     Statements of Operations                             3
     Statements of Cash Flows                             4
     Notes to Financial Statements                        5

The Board of Directors and Stockholders of
Pacific Development Corporation

The accompanying balance sheet of the Pacific Development Corporation (a development stage company) as of June 30, 1999, and the related statements of operations and cash flows for the period then ended were not audited by us and according we do not express an opinion on them.


Denver, Colorado
July 19, 1999


                                              COMISKEY & COMPANY
                                              PROFESSIONAL CORPORATION

                        Pacific Development Corporation
                         (A Development Stage Company)
                                BALANCE SHEET
                                June 30, 1999
                                 (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $      97
                                                     ---------

     Total current assets                                   97
                                                     ---------
     TOTAL ASSETS                                    $      97
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - related party                  $     500
                                                     ---------

     Total current liabilities                             500
                                                     ---------
STOCKHOLDERS' EQUITY
   Preferred stock, $0.50 par value
     50,000,000 shares authorized;
     no shares issued and outstanding                        -
   Common stock, $0.001 par value;
     100,000,000 shares authorized;
     6,663,380 shares issued and
     outstanding                                         6,663
   Additional paid-in capital                            8,518
   Deficit accumulated
     during the
     development stage                                 (15,584)
                                                     ---------
                                                          (403)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $      97
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   2

                             Pacific Development Corporation
                              (A Development Stage Company)
                                STATEMENTS OF OPERATIONS
                                      (Unaudited)


                          For the
                          period from
                          inception
                          (September
                          21, 1992)    For the three months   For the six months
                          to June 30,      ended June 30,        ended June 30,
                            1999          1999       1998       1999       1998
                          -----------  ---------  ---------  ---------  ---------

REVENUES                  $         -  $       -  $       -  $       -  $       -
                          -----------  ---------  ---------  ---------  ---------

EXPENSES
  Legal fees                    5,009          9          -        230          -
  General office                  292          -          -        118          -
  Professional fees             7,569        325          -      2,569          -
  Bank charges                    611         23         23         45         45
  Transfer agent                2,000      2,000          -      2,000          -
  Research fees                    55          -          -          -          -
  Taxes and licenses               30          -          -          -          -
  Penalties                        18          -          -         18          -
                          -----------  ---------  ---------  ---------  ---------

      Total expense            15,584      2,357         23      4,985         45
                          -----------  ---------  ---------  ---------  ---------

NET LOSS                      (15,584)    (2,357)       (23)    (4,985)       (45)

Accumulated deficit
  Balance, Beginning
  of period                         -    (13,227)    (8,998)   (10,599)    (8,976)
                          -----------  ---------  ---------  ---------  ---------

 Balance, End of period   $   (15,584) $ (15,584) $  (9,021)   (15,584)    (9,021)
                          ===========  =========  =========  =========  =========
NET LOSS PER SHARE        $      (NIL) $    (NIL) $    (NIL) $    (NIL) $    (NIL)
                          ===========  =========  =========  =========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON
  STOCK AND COMMON STOCK
  EQUIVALENTS OUTSTANDING   4,494,516  6,663,380  4,363,380  6,155,093  4,363,380
                          ===========  =========  =========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  3

                              Pacific Development Corporation
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                   For the period
                                   from inception
                                   (September 21,  For the six    For the six
                                      1992) to     months ended   months ended
                                      June 30,       June 30,       June 30,
                                        1999           1999           1998
                                  ---------------  -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (15,584) $      (4,985) $         (45)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Expenses paid by shareholders           8,018          3,518              -
    Decrease in accounts payable                -           (779)             -
    Decrease in accounts payable
     - related party                          500              -              -
                                   --------------  -------------  -------------

  Net cash used by
   operating activities                    (7.066)        (2,246)           (45)

CASH FLOWS FROM
    INVESTING ACTIVITIES                        -              -              -
                                   --------------  -------------  -------------

  Net cash used by
   investing activities                         -              -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Additional capital contributed              500              -              -
  Issuance of common stock                  6,663          2,300              -
                                   --------------  -------------  -------------

  Net cash provided by
   financing activities                     7,163          2,300              -
                                   --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                                 97             54            (45)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -             43            387
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $           97  $          97  $         342
                                   ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 4

                         Pacific Development Corporation
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------

The accompanying financial statements have been prepared by Pacific Development Corporation without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1998.

2.  Stockholder's Equity
    --------------------

For the six months ended June 30, 1999, the company sold 2,300,000 shares of common stock to one existing shareholder for $0.001 per share.

3.  Letter of Intent
    ----------------

During May 1999, the Company entered into a letter of intent with Renzios, Inc. ("Renzios"). A formal agreement has not been entered into and there can be no assurance that such a binding agreement will be entered into or, even should the Company enter into an agreement, that the acquisition will be consummated.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $6,663 from its inside capitalization funds. Consequently, the Company's balance sheet for the period ending June 30, 1999, reflects a current asset value of $97 and a total asset value of $97, in the form of cash, as compared to $342 and $342 in current and total assets as of June 30, 1998.

        The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity.

        The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

        During the period from September 21, 1992 (inception) through
June 30, 1999, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

        For the quarter and six months ended June 30, 1999, the Company incurred losses of $2,357 and $4,985, respectively, as compared to losses of $23 and $45 for the quarter and six months ended
June 30, 1998. The significant increase in losses for the quarter and six months ended June 30, 1999 as compared to 1998 are primarily attributable to expenses incurred to bring the company into compliance with reporting requirements.

        For the current fiscal year, the Company anticipates incurring additional losses as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

        The Company believes that its existing capital will not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for a period of approximately one year. It is anticipated that these expenses will be covered by existing officers and directors, possibly in the form of loans, capital contributions or purchase of additional stock. There is no assurance, however, that the available funds from these sources will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

        To date, no formal commitments to provide additional funds have been made by management or other stockholders, although this has occured on an informal basis in the past. However, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Also, where possible, the Company may seek to difer expenses until after a successful merger, or to settle some expenses with equity.

        Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

        Year 2000 issues are not currently material to the Company's business, operations or financial condition, and the Company does not currently anticipate that it will incur any material expenses to remediate Year 2000 issues it may encounter. However, Year 2000 issues may become material to the Company following its completion of a business combination transaction. In the event, the company will be required to adopt a plan and a budget for addressing such issues.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

       There have been no reports on Form 8-K for the quarter ending June 30, 1999.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC DEVELOPMENT CORPORATION
(Registrant)

Date: July 25, 1999

/s/
Irwin Krushansky, President