Form 10QSB
period 1999-09-30
PACIFIC DEVELOPMENT CORP
filed 1999-10-18
CIK 946283

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


(Mark one)
  [ X ] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

  [   ]    Transition report under section 13 or 15(d) of the Securities
           Exchange Act of 1934 (No fee required) for the transition period from _____________ to ____________________


Commission File No:   000-26186

                         PACIFIC DEVELOPMENT CORPORATION
                         -------------------------------
                     (Name of small business in its charter)

                    Colorado                                 84-1209978
   --------------------------------------------          --------------------
  (State or other jurisdiction of Incorporation)        (IRS Employer Id. No.)

            7706 E. Napa Place     Denver, Colorado            80237
          (Address of Principal Office)                      (Zip Code)

Issuer's telephone number:   (303) 771-0064

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

At 9/30/99 the following shares were outstanding:

               Common Stock, $0.001 par value, 6,863,380 shares.

Transitional Small Business Disclosure Format (Check One)

                                    Yes No X

PART 1 FINANCIAL INFORMATION ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS


     (A) The unaudited financial statements of registrant for the three months ended September 30, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.






                         PACIFIC DEVELOPMENT CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                        Quarter Ended September 30, 1999
                                   (Unaudited)



                                    CONTENTS


                 Accountant's Report                          2
                 Balance Sheet                                3
                 Statement of Operations                      4
                 Statement of Cash Flows                      5
                 Notes to Financial Statements                6

The Board of Directors and Stockholders of
Pacific Development Corporation

The accompanying balance sheet of the Pacific Development Corporation (a development stage company) as of September 30, 1999, and the related statements of operations and cash flows for the period then ended were not audited by an independent auditor and accordingly there is no opinion expressed on them.



Denver, Colorado                          Pacific Development Corporation
October 10, 1999                          Irwin Krushansky, President

                         Pacific Development Corporation
                          (A Development Stage Company)
                                  BALANCE SHEET
                               September 30, 1999

                                   (Unaudited)



ASSETS

CURRENT ASSETS
 Cash and cash  equivalents .......................................    $     37


  Total current assets ............................................          37

  TOTAL ASSETS ....................................................    $     37
                                                                       ========


 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
 Accounts Payable - Transfer Agent ................................    $  2,368
                                                                       --------

   Total current liabilities ......................................       2,368

STOCKHOLDER'S EQUITY
 Preferred stock, $.50 par value; 50,000,000 shares
   authorized; no shares issued and outstanding
 Common Stock, $0.001 par value; 100,000,000
   Shares authorized; 6,863,380 shares issued and outstanding .....       6,863
 Additional paid-in capital .......................................      11,319
 Deficit during development stage .................................     (20,513)

                                                                         (2,331)

TOTAL LIABILITIES  AND  STOCKHOLDER'S  EQUITY .....................    $     37
                                                                       ========





    The accompanying notes are an integral part of the financial statements.


                                         Pacific Development Corporation
                                          ( A Development Stage Company)
                                             STATEMENTS OF OPERATIONS

                                                    (Unaudited)




                                              Period               For the three months                    For the nine months
                                         September 31, 1992         ended Sept 30, 1999                     Ended Sept 30, 1999
                                          (Inception) to       ------------------------------        ------------------------------
                                        September 30, 1999        1999                 1998              1999               1998
                                       -------------------        ----                 ----              ----               ----


REVENUES ............................       $         0        $         0        $         0        $         0        $         0


EXPENSES
 Legal Fees .........................             5,009                230
 General Office .....................               292                118
 Professional fees ..................             8,107                538              3,107
 Bank charges .......................               634                 23                 23                 68                 45
 Transfer agent .....................             6,368              4,368              6,368
 Research fees ......................                55
 Taxes and licenses .................                30                  5
 Penalties ..........................                18                 18
                                                                                                     -----------        -----------

Total expenses ......................            20,513              4,929                 23              9,914                 45
                                            -----------        -----------        -----------        -----------        -----------

NET  LOSS ...........................           (20,513)            (4,929)               (23)            (9,914)               (45)


Accumulated deficit

 Balance, beginning
 of period ..........................           (15,584)            (8,998)           (10,599)            (8,976)

 Balance, end of period .............           (20,513)           (20,513)            (9,021)           (20,513)            (9,021)
                                            -----------        -----------        -----------        -----------        -----------

NET LOSS PER SHARE ..................       $      (NIL)       $      (NIL)       $      (NIL)       $      (NIL)       $      (NIL)
                                            -----------        -----------        -----------        -----------        -----------

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING ........................         4,521,574          6,863,380          4,363,380          6,155,093          4,363,380
                                            -----------        -----------        -----------        -----------        -----------


                      The accompanying notes are an integral part of the financial statements.






                                          Pacific Development Corporation
                                           (A Development Stage Company)
                                              STATEMENTS OF CASH FLOWS

                                                    (Unaudited)




                                                            Period
                                                       September 21, 1992
                                                         (Inception) to                 For the nine months
                                                           September 30,                 Ended September 30,
                                                               1999                   1999                 1998
                                                       ------------------            ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss .........................................            $(20,513)             $ (7,546)             $    (45)
Adjustments to reconcile
 net loss to net cash used
 by operating activities:
   Expenses paid by shareholder ..................               8,018                 3,519
   Decrease in accounts payable ..................                 500                  (779)
   Increase in accounts payable ..................               2,368
                                                              --------              --------              --------

 Net cash used by operating activities ...........              (9,627)               (4,806)                  (45)

CASH FLOWS FROM INVESTING ACTIVITIES

  Net cash used by investing activities

CASH FLOWS FROM FINANCING ACTIVITIES
 Additional capital contributed ..................               2,801                 4,800
 Issuance of common stock ........................               6,863
                                                              --------              --------              --------

 Net cash provided by financing
 activities ......................................               9,664                 4,800
                                                              --------              --------              --------


NET INCREASE (DECREASE) IN CASH ..................            $     37              $     (6)             $    (45)
 AND CASH EQUIVALENTS

CASH AND EQUIVALENTS,
 BEGINNING OF PERIOD .............................                                        43                   387
                                                              --------              --------              --------


CASH AND EQUIVALENTS
END OF PERIOD ....................................            $     37              $     37              $    342
                                                              --------              --------              --------




                       The accompanying notes are an integral part of the financial statements

                                                         5

                         Pacific Development Corporation
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


1. Management's Representation of Interim Financial Information


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

2. Stockholder's Equity


For the nine months ended September 30, 1999, the company sold 3,300,000 shares of common stock to four existing shareholders for $0.001 per share, and the Board of Directors canceled one shareholder certificate in an amount of 800,000 shares.

3. Letter of Intent


During May 1999, the Company entered into a letter of intent with Renzios, Inc. ("Renzios") . A formal agreement has not been entered into and there can be no assurance that such a binding agreement will be entered into or, even should the Company enter into an agreement, that the acquisition will be consummated. As of September 30, 1999, the company has determined that an acquisition based on this Letter of Intent will never be consummated.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $6,863 from its inside capitalization funds. Consequently, the Company's balance sheet for the period ending September 30, 1999, reflects a current asset value of $ 37 and a total asset value of $ 37, in the form of cash, as compared to $342 in current and total assets as of September 30, 1998.

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

Results of Operations

     During the period from September 21, 1992 (inception) through September 30, 1999, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

     For the quarter and nine months ended September 30, 1999, the Company incurred losses of $4,929 and $9,914, respectively, as compared to losses of $23 and $45 for the quarter and nine months ended September 30, 1998. The significant increase in losses for the quarter and nine months ended September 30, 1999 as compared to 1998 are primarily attributable to expenses incurred to bring the company into compliance with reporting requirements.

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

     To date, no formal commitments to provide additional funds have been made by management or other stockholders, although this has occurred on an informal basis in the past. However, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Also, where possible, the Company may seek to defer expenses until after a successful merger, or to settle some expenses with equity.

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

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBIT 27 - FINANCIAL DATA SCHEDULE


     There have been no reports on Form 8-K for the quarter ending September 30, 1999.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       PACIFIC DEVELOPMENT CORPORATION
                                                 (Registrant)

Date: October 10, 1999

                                       /s/  Irwin Krushansky
                                       -----------------------------------------
                                       Irwin Krushansky, President