Form 10QSB
period 1999-03-30
PACIFIC DEVELOPMENT CORP
filed 1999-11-29
CIK 946283

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

              X...Quarterly report under section 13 or 15(d) of the
            Securities Exchange Act of 1934 for the quarterly period
                              ended March 31, 1999.

             ....Transition report under section 13 or 15(d) of the
              Securities Exchange Act of 1934 [No Fee Required] for
                              the transition period
                          from _________ to _________.

                          Commission File No: 000-26186

                         PACIFIC DEVELOPMENT CORPORATION
                     ---------------------------------------
                     (Name of small business in its charter)

    Colorado                                                     84-1209978
----------------------                                    ----------------------
(State or other                                          (IRS Employer Id.  No.)
jurisdiction of Incorporation)

                       211 West Wall, Midland, Texas         79701
                      ----------------------------------------------
                     (Address of Principal Office)          Zip Code

                    Issuer's telephone number: (915) 682-1761

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---

At 11/25/99 the following shares were outstanding: Common Stock, $0.001 par value, 6,663,380 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes      No  X
            ---

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended March 31, 1999, follow. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                         PACIFIC DEVELOPMENT CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                          Quarter Ended March 31, 1999
                                   (Unaudited)


                                    CONTENTS


                                                            Page
                                                            ----
Balance Sheet                                                 2
Statements of Operations                                      3
Statements of Cash Flows                                      4
Notes to Financial Statements                                 5

                         Pacific Development Corporation
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 1999
                                   (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                            $    128
                                                        --------

     Total current assets                               $    128
                                                        --------
     TOTAL ASSETS                                       $    128
                                                        ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - related party                     $    500
                                                        --------

     Total current liabilities                               500
                                                        --------
STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     100,000,000 shares authorized;
     6,663,380 shares issued and
     outstanding                                           6,663
   Additional paid-in capital                              8,518
   Deficit accumulated
     during development stage                            (15,553)
                                                        --------
                                                            (372)
                                                        --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                           $    128
                                                        ========

The accompanying notes are an integral part of the financial statements.

                         Pacific Development Corporation
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                          For the period
                          from inception
                          (September
                          21, 1992)                 For the three months
                          to December 31,             ended March 31,
                              1998                   1999           1998

REVENUES                  $      --              $      --      $      --
                          -----------            -----------    -----------

EXPENSES
  Accounting Fees                5000                   2244              0
  Legal fees                     4779                      0              0
  General office                  174                    356              0
  Bank charges                    566                     23              2
  Transfer agent                    0                      0              0
  Research fees                    55                      0              0
  Taxes and licenses               25                      0              0
  Penalties                         0                      5              0
                          -----------            -----------    -----------
Total expense                 (10,599)                (2,628)            23
                          -----------            -----------    -----------

NET LOSS                      (10,599)                (2,628)           (23)

Accumulated deficit
  Balance, Beginning
  of period                      --                  (10,599)        (8,975)
                          -----------            -----------    -----------
 Balance,
End of period             $   (10,599)           $   (13,227)   $    (8,998)
                          ===========            ===========    ===========
NET LOSS PER SHARE               (NIL)                 $(NIL)         $(NIL)
                          ===========            ===========    ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON
  STOCK and EQUIVALENTS
 OUTSTANDING                4,363,380              6,663,380      4,363,380

The accompanying notes are an integral part of the financial statements.


                         Pacific Development Corporation
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   For the period from inception
                                        (September 21,              For the three        For the three
                                         1992) to                   months ended         months ended
                                         December 31, 1998          March 31, 1999       March 31, 1998
                                         -----------------          --------------       --------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                                  $(10,599)                    $(2,628)             $(23)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Expenses paid by shareholders              4,500                         413
    Increase in accounts payable                 779
    Increase in account payable
         - related party                         500
                                            --------                     -------             ------
  Net cash used by
   operating activities                       (4,820)                     (2,215)               (23)
                                            --------                     -------             ------
CASH FLOWS FROM
    INVESTING ACTIVITIES                           -
                                            --------                     -------             ------
  Net cash used by investing activities            -                           -                  -

CASH FLOWS FROM FINANCING ACTIVITIES

  Additional capital contributed                 500
  Issuance of common stock                     4,363                       2,300
                                            --------                     -------             ------
Net cash provided by
   financing activities                        4,863                       2,300
                                            --------                     -------             ------
Net increase in cash and
Cash equivalents                                  43                          97                (23)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                              -                          43                387
                                            --------                     -------             ------
CASH AND CASH EQUIVALENTS,
 End of Period                                   $43                        $128               $364



The accompanying notes are an integral part of the financial statements.

                         Pacific Development Corporation
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)


1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------

The accompanying financial statements have been prepared by Pacific Development Corporation without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1998.

2.  Stockholder's Equity
    --------------------

For the six months ended June 30, 1999, the company sold 2,300,000 shares of common stock to one existing shareholder for $0.001 per share.

3.  Letter of Intent
    ----------------

During May 1999, the Company entered into a letter of intent with Renzios,Inc.("Renzios"). A formal agreement has not been entered into and there can be no assurance that such a binding agreement will be entered into or, even should the Company enter into an agreement, that the acquisition will be consummated.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
         ----------------------------------------------------------

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $6,663 from its inside capitalization funds. Consequently, the Company's balance sheet for the period ending March 31, 1999, reflects a current asset value of $128 and a total asset value of $128, in the form of cash, as compared to $356 and $356 in current and total assets as of March 31, 1998.

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

        The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by he operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations
---------------------

        During the period from September 21, 1992 (inception) through March 31, 1999, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

        For the quarter ended March 31, 1999, the Company incurred losses of $2,628 as compared to losses of $23 quarter ended March 31, 1998. The significant increase in losses for the quarter are primarily attributable to expenses incurred to bring the company into compliance with reporting requirements.

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

Need for Additional Financing
-----------------------------

        The Company believes that its existing capital will not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for a period of approximately one-year. It is anticipated that these expenses will be covered by existing officers and directors, possibly in the form of loans, capital contributions or purchase of additional stock. There is no assurance, however, that the available funds from these sources will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

       There have been no reports on Form 8-K for the quarter ending March 31, 1999.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC DEVELOPMENT CORPORATION
(Registrant)

Date: November 25, 1999,



/s/ Glenn Little
    -----------------------
    Glenn Little, President