Form 10KSB
period 1999-12-31
PACIFIC DEVELOPMENT CORP
filed 2000-04-17
CIK 946283

U. S. Securities and Exchange Commission

                                     Washington, D.C. 20549


                                          Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For fiscal year ended   December 31, 1999

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from _____________ to _____________.

**********

COMMISSON FILE NUMBER   000-26186

                 PACIFIC DEVELOPMENT CORPORATION
          ----------------------------------------------
          (Name of Small Business Issuer in its charter)

         Colorado                             84-1209978
     -----------------------------------------------------
(State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)   Identification No.)

   1599 Post Road East      Westport, CT                      80237
---------------------------------------------------------------------
    (Address of Principal Office)                            Zip Code

                       (203)-255-4116
   -----------------------------------------------------
      Registrant's telephone number, including area code


                    PACIFIC DEVELOPMENT CORPORATION
                         211 WEST WALL STREET
                         MIDLAND, TEXAS  79701
   ----------------------------------------------------------------
        (Former name or address, if changed since last report)

Securities to be registered under Section 12(b) of the Act:   NONE
Securities to be registered under Section 12(g) of the Act:

                                  Common Stock, $.001 par value
                                        (Title of class)

CHECK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

     YES  __X__        NO  _____

INDICATE BY CHECK MARK IF DISCLOSURE OF DELIQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM
10-KSB OR ANY AMENDMENT TO THIS FOR 10-KSB.   [ ]

REGISTRANT'S REVENUES FOR THE YEAR ENDED DECEMBER 31, 1999 WERE $ -0-.

AS OF DECEMBER 31, 1999, THERE WERE 137,268 SHARES OF COMMON $0.001 PAR
VALUE STOCK OF PACIFIC DEVELOPMENT CORPORATION ISSUED AND OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES WAS
APPROXIMATELY:     $-0-.

DOCUMENTS INCORPORATED BY REFERNCE:  YES__X__      NO_____

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT   YES_____      NO__X__

PART I

Item 1.  DESCRIPTION OF BUSINESS

General

Management Discussion of a Material Event

In January 2000, certain important material events occurred that have caused a profound change in the Company's fiscal 1999 profile and make-up. The Company initiated through its wholly owned subsidiary, Cheshire Holdings, Inc. merger discussions with Cheshire Distributors, Inc., a Delaware Company. Prior to the merger discussions, on September 23, 1999, Cheshire Distributors, Inc. had entered into a Stock Purchase Agreement to acquire the capital stock of Cardoso Cigarette Depot (PTY) Limited ("Cardoso"). Cardoso is the largest distributor of tabacco products in South Africa with revenues in fiscal year ended February 28, 1999 of US$121,000,000. This transaction closed on April 7, 2000. The merger between the Company and Cheshire Distributors, Inc. has totally changed the profile and make up of the Company. All disclosures and details of these material events are described in the Form 8-K and Form 8-K/A that were filed with the Securities and Exchange Commission on March 7, 2000 and April 12, 2000 respectively. The Form 8-K and 8-K/A are herein incorporated by reference.

Item 2.  Description of Property

Please see Management's Discussion of a Material Event in Item 1.

Item 3.  Legal Proceedings

          The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4.  Submission of Matters to a Vote of Security Holders.

Please see Management's Discussion of a Material Event in Item 1.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

          There has been no established public trading market for the Company's securities since its inception on September 21, 1992. As of May 29, 1997, the Company had 329 shareholders of record. No dividends have been paid to date.


Item 6.  Management's Discussion and Analysis or Plan of Operations.

Please see Management's Discussion of a Material Event in Item 1.

Item 7.  Financial Statements.

Please see pages F-1 through F-8.

Item 8.  Changes in and Disagreements with Accountants.

          In July 1998, the Company engaged Comiskey & Company, P.C.,
789 Sherman Street, Suite 440, Denver, Colorado 80203, as its independent auditor to complete audits of its financial statements as of its fiscal years ending December 31, 1997 and December 31, 1998. Its former independent auditor, Roger Chung-Ho Wu ("Roger Wu"),
Certified Public Accountant, 15536 East Gale Avenue, Hacienda Heights, California 91745, who completed an audit of the Company's financial statements as of its fiscal year ended December 31, 1995, was dismissed.
The report of Roger Wu, the previous independent auditor, did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Roger Wu on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure or any other matter which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.


The directors and executive officers currently serving the Company are as follows:

Name                                   Age       Positions Held and Tenure

Lev Greenberg                          50        Chairman of the Board and
                                                 President, since January, 2000

Willem Oost-Lievense                   50        Chief Executive Officer
                                                 since January 2000

Gilad Gat                              36        Vice President
                                                 since January 2000

Biographical Information

The following is a brief account of the business experience during at least the past five years of each director and executive officer, including his or her principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Lev Greenberg, Chairman & president was Director of Import-Export Operations and a member of the management team at Cardoso Cigarette Depot Ltd in South Africa until 1999. From 1987 until 1991, Mr. Greenberg was active in the corporate sector as the owner and manager of a company that engaged in the production and distribution of dry goods inside the Soviet union. Mr. Greenberg held management positions in government owned companies in the Agricultural- Oil and Gas- and Heavy Equipment Industries from 1973 to 1987. Mr. Greenberg was educated as an Electrical Engineer at Chelabinsk Techno.

Willem Oost-Lievense, Director and Chief Executive Officer has over 20 years of executive management experience in P&L management, business development and operations in the global business arena. From 1998 until joining the corporation, Mr. Oost-Lievense was Chief Financial Officer of INAMED Corporation (NASDAQ: IMDC) a manufacturer and distributor of medical devices. From 1994 to 1996 he served as Vice President and Senior Account Executive at Bank Julius Baer a Swiss Private Bank. Prior to that function Mr. Oost-Lievense served in senior executive positions with ABN AMRO Bank N.V. from 1976 to 1993. In New York from 1985 to 1993 he acted as President and Chief Executive Officer of ABN AMRO Capital Markets Holding, Inc. and Chairman and Chief Executive Officer of ABN AMRO Securities (USA), Inc. From 1980 until 1985 Mr. Oost-Lievense was the Senior Investment Banking Representative in Hong Kong responsible for all investing banking activities in the Far East. From 1976 to 1980 he was Vice President and Manager of the New Issue Syndication Department at the banks' Head Office in The Netherlands. He started his career with the merchant bank Pierson Heldring & Pierson in the Netherlands. Mr. Oost-Lievense completed his studies at the Hogere Economische School in the Netherlands and is a graduate of the Advanced Management Program at the Harvard Graduate School of Business.

Gilad Gat, Director and Vice President completed his B.A. in economics in 1988 at Jerusalem University and joined the Bank of Israel as an analyst in the reserve management team. In 1990 he joined the First International Bank of Israel, a part of the Republic Bank Group, the fifth largest bank in Israel. Upon finishing his MBA in international finance and information systems at Jerusalem University in 1992, Mr. Gat was appointed chief economist for the foreign exchange department of the bank and a member of its management committee. In 1994, Mr. Gat joined the Mayer Group as its Manager of Business Development. Here, he was responsible for turning the Mortgage Institution into a fully licensed bank, restructure the group financially and help develop innovative financial strategies for its joint venture companies in South Africa.

Item 10.  Executive Compensation.

     Compensation of Directors

          None

     Employment Agreements

          None.


     Termination of Employment and Change of Control Arrangements

          None.


Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

As of April 14, 2000, other than certain of its officers and directors, no person was known by the Company to own or control beneficially more than five percent of its outstanding voting stock. The table below sets forth the total number of shares of the Company's outstanding voting stock owned by each director and officer of the Company, and by all officers and directors as a group.




                                                                            %
                                                                           of
                                      Number of Shares                  Class
Name and address                      Owned Beneficially                Owned


Lev Greenberg	            Common Stock    8,472,979                 81.7%


Willem Oost-Lievense    Common Stock       29,747                0.3%



Gilad Gat               Common Stock          505,702            4.9%



All Officers and        Common Stock        9,008,428           86.9%
Directors as a Group
(3 persons)


Item 12.  Certain Relationships and Related Transactions.

Please see Management's Discussion of a Material Event in Item 1.

Item 13.  Exhibits and Repost of Form 8-K

   ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

   EXHIBITS

  Exhibit No.         Description                      Location
  -----------   -------------------------    -------------------------------
    10.1        Stock Purchase Agreement     Incorporated by reference to
                                             Exhibit 10.1 on Form 8-K
                                             Dated November 4, 1999

    10.2        Agreement and Plan of Merger Incorporated by reference to
                                             Exhibit 10.2 on Form 8-K
                                             Dated February 18, 2000

    10.3        Agreement of Merger and      Incorporated by reference to the
                 and Plan of Merger and      Exhibit 10.3 on Form 8-K
                 Reorganization              Dated March 23, 2000


   REPORTS ON FORM 8-K

      During the fourth quarter of 1999, there was a change in control of the Company. This transaction was addressed in the timely file 8-K dated November 4, 1999.



FINANCIAL STATEMENTS AND EXHIBITS

          (a) Financial statements for Pacific Development Corporation as and for the period ending December 31, 1999. See following pages._


PACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
FINANCIAL STATEMENTS
December 31, 1999


Report of Independent Certified Public Accountants
Balance Sheets
Statements of Loss and Accumulated Deficit
Statement of Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements_

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors and Stockholders of
Pacific Development Corporation

We have audited the accompanying balance sheet of Pacific Development Corporation (a development stage company) as of December 31, 1999, and the related statement of loss and accumulated deficit, stockholders' equity, and cash flows for each of the years ended December 31, 1999 and 1998, and for the period from inception (September 31, 1992) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Development Corporation as of December 31, 1999, and the results of its operations and cash flows for each of the years ended December 31, 1999 and 1998, and for the period from inception (September 30, 1992) to December 31, 1999, in conformity with generally accepted accounting principles.


Comiskey & Company, P.C.
Denver, Colorado
April 14, 2000

PACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
BALANCE SHEET
December 31 1999
(Audited)






ASSETS
CURRENT ASSETS
 Cash and cash equivalents                               -
 Total current assets                                    -

TOTAL ASSETS                                             -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                      440
 Accounts Payable - related party                      500

 Total current liabilities                             940

STOCKHOLDERS' EQUITY
 Preferred stock, $.50 par value
  50,000,000 shares authorized;
  no shares issued and outstanding                       -
 Common stock, $.001 par value;                          -
  100,000,000 shares authorized;
  137,283 shares issued and
  outstanding                                        6,863
 Additional paid-in capital                         15,884
 Deficit accumulated
 during the development stage                      (23,687)

 Total stockholders' equity                           (940)

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                  -


The accompanying notes are an integral part of the financial statements.

_PACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                             Period from
                             9/21/92                            For the year
                             (Inception) to                           12/31
                             12/31/99                           1999               1998

REVENUES                              -                            -                  -

EXPENSES
 Accounting fees                  8,107                        3,107                500
 Bank charges                       667                          101                 90
 Legal fees                       9,345                        4,566                779
 Office                             351                          177                174
 Research fees                       55                            -                 55
 Transfer agent fees              5,132                        5,132                  -
 Taxes/Licenses                      30                            5                 25
   Total expenses                23,687                       13,088              1,623

NET LOSS                        (23,687)                     (13,088)            (1,623)
Accumulated deficit

 Balance, beginning of period         -                      (10,599)            (8,976)
 Balance, end of period         (23,687)                     (23,687)           (10,599)

NET LOSS PER SHARE                (0.32)                       (0.24)             (0.12)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING              75,148                       99,498             87,268

The accompanying notes are an integral part of the financial statements.

_PACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from September 12, 1992 to December 31, 1999 (Page 1 of 2)

                                      Common Stock                           Additional
                                      Number of                              Paid-in
                                      shares                Amount           Capital

Shares issued for Exchange,
 September 21, 1992 at
 $.001 per share                          87,283              4,363                   -

Balance as of December
 31, 1992, 1993, 1994                     87,283              4,363                   -

Net loss for the period
ended December 31, 1995                        -                  -                   -

Balance as of December
 31, 1995                                 87,283              4,363                   -

Additional capital
 contributed                                   -                  -                 500

Expenses paid by
 shareholder                                   -                  -               4,500

Net loss for the period
 ended December 31, 1996                       -                  -                   -

Balance as of December
 31, 1996                                 87,283              4,363               5,000

Net loss for the period
 ended December 31, 1997                       -                  -                   -

Balance as of December
 31, 1997                                 87,380              4,363               5,000
Net loss for the period
 ended December 31, 1998                       -                  -                   -

Balance as of December
 31, 1998                                 87,380              4,363               5,000

Shares issued for cash
 at $0.05 per share                       66,000              3,300                   -

Expenses paid by shareholders                  -                  -              10,084

Cancellation of shares                   (16,000)              (800)                800

Net loss for the period
 ended December 31, 1999                       -                  -                   -

Balance as of December
 31, 1999                                137,268              6,863              15,884

The accompanying notes are an integral part of the financial statements._

PACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from September 12, 1992 to December 31, 1999 (Page 2 of 2)

                                                Deficit Accumulated          Total
                                                during the                   Stockholders'
                                                development stage            Equity

Shares issued for Exchange,
 September 21, 1992 at
 $.001 per share                                         -                        4,363

Balance as of December
 31, 1992, 1993, 1994                                    -                        4,363

Net loss for the period
ended December 31, 1995                            (4,344)                      (4,344)

Balance as of December
 31, 1995                                          (4,344)                           19
Additional capital
 contributed                                             -                          500

Expenses paid by
 shareholder                                             -                        4,500

Net loss for the period
 ended December 31, 1996                           (4,560)                      (4,560)

Balance as of December
 31, 1996                                          (8,904)                          459

Net loss for the period
 ended December 31, 1997                              (72)                         (72)

Balance as of December
 31, 1997                                          (8,976)                          387

Net loss for the period
 ended December 31, 1998                           (1,623)                      (1,623)
Balance as of December
 31, 1998                                         (10,599)                      (1,236)

Shares issued for cash
 at $0.05 per share                                     -                        3,300

Expenses paid by shareholders                           -                       10,084

Cancellation of shares                                  -                            -

Net loss for the period
 ended December 31, 1999                          (13,088)                     (13,088)

Balance as of December
 31, 1999                                         (23,687)                        (940)

The accompanying notes are an integral part of the financial statements._

PACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS


                                    Period from                For the year ended
                                    9/21/92                        December 31
                                    to 12/31/99              1999               1998


CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                               (25,687)          (13,088)             (1,623)
 Adjustments to reconcile
   net loss to net cash used
   by operating activities:
   Expenses paid by shareholder           4,500
   Increase in accounts payable             440              (339)                779
   Increase in accounts payable-
     related party                          500                 -                 500

 Net cash from
 operating activities                   (20,247)          (13,427)               (344)

CASH FLOWS FROM INVESTING ACTIVITIES
 Net cash from
 investing activities                         -                 -                   -

CASH FLOWS FROM FINANCING ACTIVITIES
 Additional capital contributed          12,584            10,084                   -
 Issuance of common stock                 7,663             3,300                   -

 Net cash provided by
 financial activities                    20,247            13,384                   -

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                          -               (43)               (344)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                          -                43                 387

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                -                 -                   -

The accompanying notes are an integral part of the financial statements.

_PACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 1999


1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company

Pacific Development Corporation (a development stage company)
(formerly Tamaron Oil & Gas, Inc.) (the "Company") was incorporated under the laws of the State of Colorado on September 21, 1992, to be the successor to a corporation also named "Tamaron Oil & Gas, Inc.," which was dissolved by the Colorado Secretary of State in 1990. the predecessor corporation named "Tamaron Oil & Gas, Inc." ("Tamaron") was organized under Colorado law on October 6, 1982. The name of the Company was changed to "Pacific Development Corporation" and the number of its authorized shares of common stock, $0.001 par value per share (the "Common Stock"), was increased from 20,000,000 to 100,000,000 shares of Common Stock on August 14, 1995. The
Company's executive officers are presently located at 7706 E. Napa Place, Denver, Colorado 80237.

From inception through December 31, 1999, the Company was a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has generally been inactive, having conducted no business operations except a limited search for business opportunities, since its inception. It has no full-time employees and owns no real property. Subsequent to year end, and in a transaction more fully described in Note 5, the Company acquired Cheshire Distributors, Inc., and ceased to exist.

Accounting Method
The Company records income and expenses on the accrual method.

Fiscal Year
The fiscal year of Company was established by the Board of Directors to be December 31.

Loss Per Share
Loss per share was computed using the weighted number of common shares and common share equivalents outstanding during the period.

Statement of Cash Flows
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Financial Instruments
Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of each such amount.

Use of estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principals requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

2.        STOCKHOLDERS' EQUITY

On December 7, 1999, the Company authorized a 1-for-50 reverse stock split effective December 29, 1999. All share and per share amounts have been adjusted to reflect this transaction.

Effective September 21, 1992, the date of its inception, the Company issued 87,268 newly-issued, restricted shares of common stock to the shareholders of the predecessor corporation for a consideration of $4,363 and the exchange for the certificates representing all of the formerly issued and outstanding shares of common stock of a predecessor corporation.

Through the third quarter of 1999, the Company issued 66,000 shares of the Company's common stock to existing shareholders for $0.05 per share.

Stockholders Equity and Comprehensive Income
The Financial Accounting Standards Board has recently released Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income. SFAS 130 requires companies to present comprehensive income (consisting primarily of net income items plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 1999, the Company's financial statements do not contain any changes in equity, other than investments by and distributions to shareholders, which are required to be reported separately in comprehensive income.

3.        INCOME TAXES

The Company has Federal net operating loss carryforwards of approximately $10,000, expiring at various times through the years 2010 to 2019. The tax benefit of these net operating losses are approximately $4,600 and has been offset by a full allowance for realization. These carryforwards may be limited upon the consummation of a business combination under IRC
Section 381. For the years ended December 31, 1999 and 1998, the valuation allowance increased by $2,700 and $200, respectively.

4.        RELATED PARTYY TRANSACTIONS

During 1998, the Company received $2,000 from a director as a non-interest bearing investment. Of this amount, $1,500 was repaid in 1998, leaving a balance of $500 outstanding at December 31.

The Company maintains its offices at the home of an officer, for which it pays no rent. The value of services rendered to the Company at no charge by its officers and directors has been deemed immaterial to the financial statements.

5.  SUBSEQUENT EVENTS

On March 10, 2000, by and among Pacific Development Corporation (the "Corporation") a Colorado corporation and the Corporation's wholly owned subsidiary, Cheshire Holdings, Inc., a Delaware corporation ("Holdings"), Holdings and the Corporation were merged into a single corporation existing under the laws of the State of Delaware, with Holdings being the surviving corporation. The merger took effect on March 24, 2000. Simultaneously with
the merger, the name of the surviving   corporation was changed to Cheshire
Distributors, Inc.  ("Distributors").   Pursuant to the provisions of the
Agreement, each share of the Corporation's issued and outstanding stock immediately before the effective date of the merger was automatically converted into one fully paid share of Distributor's stock without action on the part of the stockholder. Distributors if currently party to a Stock Purchase Agreement dated September 23, 1999 to acquire Cordoso Cigarette Depot
(PTY) Limited, a distributor of Confectionary, tobacco and cosmetic products in South Africa.

SIGNATURES

          In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


PACIFIC DEVELOPMENT CORPORATION

By:  /s/ ________________________________
         Willem Oost-Lievense, CEO


Date:     April 14, 2000

By:  /s/ ________________________________
         Gilad Gat, Vice-President


Date      April 14, 2000