Form 10QSB
period 2000-03-31
CHESHIRE DISTRIBUTORS INC
filed 2000-05-22
CIK 946283

U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                                 FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended:    March 31, 2000

                      Commission file number:  0-26186


                         CHESHIRE DISTRIBUTORS, INC.
      (Exact name of small business issuer as specified in its charter)


     Delaware                                       84-1209978
   (State or other jurisdiction of      (IRS Employer Identification No.)
    incorporation or organization )

                  1599 Post Road East  Westport, CT   06880
                   (Address of principal executive offices)

                                (203) 255-4116
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes -X-                     No ---

As of May 15, 2000, 10,365,000 shares of common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ---   No -X-

                                    INDEX

                                                                     Page
                                                                    Number

PART I.     FINANCIAL INFORMATION

     Item 1.     Financial Statements

     Balance Sheet (Unaudited) March 31, 2000                          1

     Statements of Operations (Unaudited)
     for the three month period ended March 31, 2000 and
     for the period from inception to March 31, 2000                   2

     Statements of Cash Flows (Unaudited) for the three
     month period ended March 31, 2000 and for the
     period from inception to March 31, 2000                           3

     Notes to financial statements                                    4-6

     Item 2.     Management's Discussion and Analysis or
                 Plan of Operations                                    7

PART II.     OTHER INFORMATION                                         8

     Signatures                                                        9

                         Cheshire Distributors, Inc.
                        (A Development Stage Company)
                                Balance Sheet
                               March 31, 2000
                                 (Unaudited)


ASSETS

CURRENT ASSETS
  Cash and cash equivalents                           $         5,097
  Prepaid expenses                                              2,932
                                                       --------------
     Total current assets                                       8,029
                                                       --------------

PROPERTY AND EQUIPMENT, NET                                     7,152

OTHER ASSETS
   Deferred acquisition costs                                  108,331
   Security deposits                                           14,154
                                                       --------------
        Total other assets                                    122,485

TOTAL ASSETS                                            $     137,666
                                                         ============

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
  Accounts payable                                     $       60,238
  Accrued expenses                                             14,011
  Short term notes payable                                    690,000
                                                       --------------
     Total current liabilities                                764,249

Long term notes payable                                       157,902

STOCKHOLDER'S DEFICIT
  Common stock, $0.001par value; 100,000,000
     shares authorized; 10,365,000 shares issued and
     outstanding                                               10,365
  Additional paid-in capital                                  504,371
  Deficit accumulated during the development
     stage                                                 (1,299,221)
                                                       --------------
                                                             (784,485)
                                                       --------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT            $      137,666
                                                        =============

The accompanying notes are an integral part of the financial statements.
                                      1

                         Cheshire Distributors, Inc.
                        (A Development Stage Company)
                          Statements of Operations
                                 (Unaudited)

                                    For the period
                                    from inception        For the three
                                    (May 12, 1999)         month period
                                      to March 31,        ended March 31,
                                         2000                   2000


REVENUES                            $           -      $             -

EXPENSES
  Professional fees                       128,676               53,581
  Consulting fees                         500,000               65,000
  Merger fees                             200,575                  575
  Other selling, general and
     administrative expenses               53,241               29,918
                                        ---------            ---------
Total expenses                            882,492              149,074

OTHER INCOME (EXPENSE)
Interest income                               867                  371
Non-cash financing charges               (128,500)             (54,000)
Interest expense                          (14,096)             (10,716)
                                        ---------            ---------
Total other expense                      (141,729)             (64,345)
                                        ---------            ---------
NET LOSS                               (1,024,221)            (213,419)

Accumulated deficit
Balance, beginning of period                    -             (810,802)

Distribution - Pacific Development       (275,000)            (275,000)
                                        ---------            ---------
Balance, end of period     $           (1,299,221)    $     (1,299,221)
                                        =========            =========

NET LOSS PER SHARE                                    $          (0.02)
                                                             =========
WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                                   10,202,839
                                                            ==========

The accompanying notes are an integral part of the financial statements.
                                      2

                         Cheshire Distributors, Inc.
                        (A Development Stage Company)
                           Statements of Cash Flows
                                 (Unaudited)

                                    For the period
                                    from inception        For the three
                                    (May 12, 1999)         month period
                                      to March 31,        ended March 31,
                                         2000                   2000

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                        $     (1,024,221)        $   (213,419)
  Adjustments to reconcile net
   loss to net cash flows from
   operations:
     Stock issued for services             35,296                35,296
     Non-cash financing charges           128,500                54,000
     Accounts payable                      60,238                16,616
     Accrued expenses                      14,011                10,675
     Prepaid expenses                      (1,464)               (1,464)
     Security deposit                     (14,154)              (14,154)
                                         ---------            ---------
         Net cash used by operating
         activities                     (801,794)              (112,450)

CASH FLOWS FROM INVESTING ACTIVITIES
  Deferred acquisition costs            (108,331)               (21,484)
                                         -------              ---------
          Net cash used by investing
          activities                    (108,331)               (21,484)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans                    840,000                340,000
  Issuance of common stock               350,940                    940
  Distribution - Pacific Development    (275,000)              (275,000)
  Repayment of term debt                    (718)                  (718)
                                         -------              ---------
          Net cash provided by
          financing activities           915,222                 65,222
                                         -------              ---------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                      5,097                (68,712)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                            -                 73,809
                                         -------              ---------
CASH AND CASH EQUIVALENTS,
END OF PERIOD              $               5,097         $        5,097
                                       =========              =========

The accompanying notes are an integral part of the financial statements.
                                      3

                         Cheshire Distributors, Inc.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                               (March 31, 2000)
                                 (Unaudited)

1.     Management's Representation of Interim Financial Information
The accompanying financial statements have been prepared by Cheshire Distributors, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. Results of operations for partial periods are not necessarily indicative of the results for the whole year.

2.     Merger
On February 18, 2000, the Company's predecessor issuer, Pacific Development Corporation, a Colorado corporation, issued 10,000,000 shares in consideration of the merger of Cheshire Distributors, Inc., a Delaware Corporation into Cheshire Holdings, Inc., a wholly owned subsidiary of Pacific Development. Cheshire Holdings, Inc. was the surviving corporation, and the former shareholders of Cheshire Distributors, Inc. became the controlling shareholders of Pacific Development. Immediately after the closing, there were 10,365,000 Pacific Development shares outstanding.

On March 24, 2000, Pacific Development Corporation and Cheshire Holdings,
Inc. were merged into a single corporation existing under the laws of the state of Delaware, with Cheshire Holdings, Inc. being the surviving corporation. The name of the surviving corporation was changed to Cheshire Distributors, Inc. Each share of Pacific Development Corporation's issued and outstanding common stock was automatically converted into shares of Cheshire Distributors, Inc.'s common stock.

Pacific Development Corporation was formed for the purpose of acquiring an operating business and at the time of the merger, had no significant assets or liabilities. The transaction has been accounted for as a recapitalization of Cheshire Distributors, Inc., which is the accounting acquirer of Pacific Development Corporation.

The following is a summary of the changes in equity of the surviving corporation, as adjusted for the recapitalization:



                                                                   Additional
                                     Number of        Common       Paid-In
                                     Shares           Stock        Capital

Incorporation of Cheshire
Distributors, Inc.                   10,000,000      $  10,000  $   469,440

Stock issued to consultant for
services under S-8                      227,717            228       35,068

Stock deemed to be issued to
non-Cheshire shareholders of
Pacific Development Corporation         137,283            137          (137)
                                     ----------      ---------      --------
                                     10,365,000     $   10,365  $    504,371
                                     ==========      =========      ========


3.     Note and Stock Warrant Capitalization
(All share and per share amounts have been restated to reflect share adjustment terms contained in the governing agreements. The
February 18, 2000 merger of the Company into Pacific Development Corp. described above resulted in an exchange ratio of 4,957.858 to 1 shares of Pacific Development common stock for each Cheshire Distributors share previously outstanding.)

The company has the following notes outstanding at March 31, 2000:

$350,000 face amount 7% unsecured promissory note, convertible into shares of stock at a rate of $4 per share until maturity, which is November 18, 2000.

$150,000 face amount 6% unsecured promissory note, convertible into shares of stock at 75% of the fair value of each share of the Company's common stock until maturity, which is December 21, 2001.

$300,000 face amount unsecured, non-interest bearing promissory note, due May 1, 2000. The note was repaid on April 7, 2000.

$40,000 term loan payable to a bank, with interest at 9%, secured by a pledge of bank accounts belonging to shareholders of the company, due June 26, 2000.

In addition to conversion privileges contained in the above outstanding debt instruments, the Company has the following outstanding warrants to purchase common shares:

Three year warrant to purchase approximately 116,708 shares of the Company's common stock for total proceeds of $400,000 if exercised before October 1, 2000, for total proceeds of $500,000 if exercised between October 1, 2000 and October 1, 2001, and for total proceeds of $600,000 if exercised between October 1, 2001 and October 1, 2002.

Two year warrant to purchase common shares at an amount equal to the number of common shares into which the above $150,000 face amount note is converted. Warrant exercise price will be equal to 75% of the fair market value of the company's common stock at the date of exercise.

The Company recorded a total of $128,500 in financing costs related to the conversion privileges and warrants contained in the outstanding debt and equity instruments, based on the approximate fair value of these conversion privileges and warrants.

4.     Subsequent Event
On April 7, 2000, the Company closed the first installment of the purchase of the outstanding shares of common stock of Cardoso Cigarette Depot (Pty.) Limited, pursuant to the Stock Purchase Agreement originally dated
September 23, 1999, between the Company and Eduardo P.V. Cardoso and Alberteina Cardoso ("Sellers") and Cardoso, as amended by the Amended Stock Purchase Agreement dated April 7, 2000 (collectively, the "Purchase Agreement").

The total purchase price of $10,000,000 is payable in cash in installments of $1,000,000 at closing, a second installment of $2,000,000 on or before June 27, 2000, and a final installment of $7,000,000 on or before October 7, 2000.

The $1,000,000 April 7 installment was paid with funds raised through the issuance of additional debt securities and warrants after the end of the quarter.

At March 31, 2000, a total of $108,331 in direct costs of this acquisition had been incurred. Such costs will be charged to operations ratably beginning on the acquisition date.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those anticipated.

Plan of Operations

Cheshire Distributors Inc. is in the process of purchasing all of the outstanding shares of Cardoso Cigarette Depot (pty) Limited, a major tobacco, confectionary and cosmetic distributor in South Africa. On February 18, 2000, CDI reverse-merged into Pacific Development Corporation, a fully reporting OTCBB company, with Cheshire Distributors Inc., the surviving entity.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                                            Inception           Three months
                                            To March 31,          March 31,
                                              2000                  2000

Operating activities                        $ (801,794)          $ (112,450)
Investing activities                          (108,331)             (21,484)
Financing activities                            915,222              65,222

Net effect on cash                         $      5,097          $  (68,712)
                                            ===========           =========

Cash flows used by operations relates primarily to expenses incurred in the acquisition of Cardoso Cigarette Depot. Consulting fees related to the acquisition totaling approximately $500,000 were paid to persons who are current shareholders of the Company. The amounts were funded through the issuance of common shares for cash of $350,000, $500,000 in convertible debt, $300,000 in term debt, and $40,000 in bank debt.

Future conversions of debt to equity may result in the issuance of additional common shares. Assuming a $5 trading price and full conversion, an additional 140,000 common shares would be issuable upon the conversion of $500,000 in debt.

The exercise of currently outstanding three year warrants to purchase 99,157 common shares would result in proceeds to the Company ranging between $400,000 and $600,000.

The exercise of contingently issuable warrants will result in proceeds of up to $150,000 within the next two years.

The Company has recorded a total of $128,500 in debt issue costs related to various equity instruments issued in connection with loans to the Company.

PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            None

Item 3.     Defaults Upon Senior Securities

            None

Item 3.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibit 27 - Financial Data Schedule, filed herewith
                              electronically
            (b)  Reports on Form 8-K
                    a. January 24, 2000, 8K by Pacific Development Corp., predecessor issuer to Cheshire Distributors, Inc. reporting under Item 5 a 1 for 50 reverse split of its outstanding common shares.
                    b. March 7, 2000, 8K by Pacific Development Corp. reporting a change in control of the registrant.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 CHESHIRE DISTRIBUTORS, INC.



                                              By: /s/ Jerry M. Kleinberg
                                                  Chief Financial Officer
                                                  Date:  May 22, 2000