Form 10-Q
period 2000-05-31
CHESHIRE DISTRIBUTORS INC
filed 2000-08-15
CIK 946283

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended: May 31, 2000

                         Commission file number: 0-26186


                           CHESHIRE DISTRIBUTORS, INC
             (Exact name of registrant as specified in its charter)


            Delaware                                      84-1209978
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)


                     1599 Post Road East, Westport, CT 06880
                    (Address of principal executive offices)

                                 (203) 255-4116
                         (Registrant's telephone number)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes   X          No
                                                -----           -----




As of July 26, 2000, 10,365,456 shares of common stock, par value $0.001 per share, were outstanding.

                                      INDEX


                                                                           Page
                                                                          Number



PART I.             FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Balance Sheet, May 31, 2000 (Unaudited) and
                    December 31, 1999 ...................................     3

                    Statement of Operations (Unaudited) for the
                    three months ended May 31, 2000 .....................     4

                    Statement of Stockholders' Deficit (Unaudited) ......     5

                    Statement of Cash Flows (Unaudited) for the
                    three months ended May 31, 2000 .....................     6

                    Notes to unaudited financial statements .............  7-10

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations ....... 11-13

           Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk .........................................    14


PART II.            OTHER INFORMATION

           Item 2.  Changes in Securities and Use of Proceeds ...........    15

           Item 6.  Exhibits and Reports on Form 8-K ....................    15

Signature ...............................................................    16




The accompanying notes are an integral part of the consolidated financial statements

                                         CHESHIRE DISTRIBUTORS, INC.
                                    CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                             May 31,      December 31,
                                                                               2000          1999
                                                                           (unaudited)
                                                                           -----------    ------------
        Assets

        Current Assets

        Cash and cash equivalents .................................        $  2,190,472    $      ---
        Trade accounts receivable, net ............................           3,179,780           ---
        Inventories ...............................................           3,256,831           ---
        Prepaid expenses ..........................................               3,845           ---
        Receivable from affiliates ................................              71,681           ---
        Note receivable from selling shareholders .................             153,943           ---
                                                                           ------------    ------------
        Total Current Assets ......................................           8,856,552           ---
                                                                           ------------    ------------

        Property and equipment, net ...............................             916,033           ---
        Goodwill, net .............................................           7,371,747           ---
        Deferred loan costs and other, net  .......................             733,994           ---
                                                                           ------------    ------------
        Total Assets ..............................................        $ 17,878,326           ---
                                                                           ============    ============

        Liabilities and Stockholders' Deficit

        Current Liabilities
        Bank overdraft ............................................        $    344,138    $      ---
        Accounts payable ..........................................           3,197,189           440
        Accounts payable - related party ..........................                 ---           500
        Accrued expenses ..........................................             359,944           ---
        Short term notes payable ..................................           3,974,786           ---
        Notes payable to selling shareholders .....................           9,000,000           ---
                                                                           ------------    ------------
        Total Current Liabilities .................................          16,876,057           940
                                                                           ------------    ------------

        Other Liabilities
        Long term notes payable ...................................           1,860,500           ---
                                                                           ------------    ------------
        Total Liabilities .........................................          18,736,557           940
                                                                           ------------    ------------
        Stockholders' Deficit

        Common Stock, $0.001 par value: authorized: 100,000,000
        shares; Issued and outstanding: 10,365,456 and 137,283
        shares, respectively ......................................              10,365         6,863
        Additional paid in capital ................................           1,081,377        15,884
        Accumulated deficit .......................................          (1,792,357)      (23,687)
        Accumulated other comprehensive loss ......................            (157,616)          ---
                                                                           ------------    ------------
        Total Stockholders' Deficit ...............................            (858,231)         (940)
                                                                           ------------    ------------

        Total Liabilities & Stockholders' Deficit .................        $ 17,878,326           ---
                                                                           ============    ============


        The accompanying notes are an integral part of the consolidated financial statements

                           CHESHIRE DISTRIBUTORS, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                               For the three Months
                                                                ended May 31, 2000
                                                               --------------------

Sales .....................................................        $ 17,463,460
Cost of Sales .............................................          16,819,825
                                                                   ------------
Gross Profit ..............................................             643,635


Selling, general and administrative expenses ..............             574,788
Depreciation and amortization .............................             124,671
                                                                   ------------

Total Expenses ............................................             699,460
                                                                   ------------
Loss from operations ......................................             (55,825)

Other income (expense)
Interest expense ..........................................            (124,400)
Interest income ...........................................              38,894
Non-cash financing charges ................................            (265,379)
Foreign currency exchange loss ............................            (236,307)
Other financing costs .....................................            (105,671)
                                                                   ------------
Total other expense .......................................            (692,863)
                                                                   ------------

Loss before taxes .........................................            (748,688)
Taxes - foreign ...........................................              63,759
                                                                   ------------
Net loss ..................................................        $   (812,447)
                                                                   ============

Net loss per share, basic and diluted .....................        $       (.08)

Weighted average number of common shares outstanding
Basic and diluted .........................................          10,365,030
                                                                   ============


Since Cheshire commenced operations during August 1999, no comparable statements of operations for the period ended May 31, 1999 are presented.




The accompanying notes are an integral part of the consolidated financial statements

                           CHESHIRE DISTRIBUTORS, INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDER'S DEFICIT
                                   (Unaudited)


                                           ------------
                                           Common Stock
                                           ------------
                                                                                                 Accumulated
                                                                Additional                          other
                                       Number of                 paid-in        Accumulated     comprehensive
                                        shares      Amount       capital          deficit           loss            Total
----------------------------------------------------------------------------------------------------------------------------

Balance March 1, 2000                 10,365,000    $10,365      $229,371        ($979,910)             ---       ($740,174)

Shares issued May 2000                       456                   $4,070                                            $4,070

Valuation of non-cash conversion
feature and warrants on debt
instruments                                                      $847,936                                          $847,936

Comprehensive Loss:
Net loss for the period                                                          ($812,447)                       ($812,447)

Foreign currency translation
adjustment                                                                                        ($157,616)      ($157,616)
----------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss:                                                                                        (970,063)
                                    ----------------------------------------------------------------------------------------
Balance May 31, 2000                  10,365,456    $10,365    $1,081,377      ($1,792,357)       ($157,616)      ($858,231)
                                    ========================================================================================



The accompanying notes are an integral part of the consolidated financial statements

                                 CHESHIRE DISTRIBUTORS, INC.
                        CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                        (Unaudited)


                                                                              For the three Months
                                                                               ended May 31, 2000
                                                                              --------------------
        Cash Flows from Operating Activities

        Net loss ............................................................      $  (812,447)
        Adjustments to reconcile net loss to net cash flows from operations:

          Depreciation and amortization .....................................          124,671
          Non-cash financing charges ........................................          265,379
          Foreign currency exchange loss ....................................          236,307
        Changes in assets and liabilities, net of the affects of acquisition:
        (Increase) decrease in:
          Accounts receivable ...............................................          526,555
          Prepaid expenses and other ........................................           (3,499)
          Loans to affiliates ...............................................         (251,643)
          Inventories .......................................................        1,038,801
        Increase (decrease) in:
          Accounts payable ..................................................       (1,408,051)
          Accrued expenses ..................................................           90,624
                                                                                   -----------
        Net cash used in operating activities ...............................         (193,303)
                                                                                   -----------
        Cash flows from investing activities

        Purchase of property and equipment ..................................          (13,814)
        Business acquisition, net of cash acquired ..........................        1,656,440
                                                                                   -----------
        Net cash provided by investing activities ...........................        1,642,626
                                                                                   -----------

        Cash flows from financing activities

        Proceeds from debt ..................................................        2,127,248
        Repayment of debt ...................................................       (1,048,101)
        Deferred loan costs .................................................         (190,799)
        Issuance of common stock ............................................            4,070
                                                                                   -----------
                                                                                   -----------
        Net cash provided by financing activities ...........................          892,418
                                                                                   -----------
        Effect of exchange rate changes on cash and cash equivalents ........         (157,616)

        Net decrease in cash and cash equivalents ...........................        2,184,125
        Cash and cash equivalents, beginning of period ......................            6,347
                                                                                   -----------
                                                                                   -----------
        Cash and cash equivalents, end of period ............................      $ 2,190,472
                                                                                   ===========


        Since Cheshire commenced operations during August 1999, no comparable statements of cash flows for the period ended May 31, 1999 are presented.

        The accompanying notes are an integral part of the consolidated financial statements

                           CHESHIRE DISTRIBUTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1    MANAGEMENT'S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

     Cheshire Distributors, Inc. ("Cheshire" or "the Company") has prepared the accompanying consolidated condensed financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations.

     During June 2000 the Company changed its fiscal year to end on the last day of February to conform to the fiscal year of Cardoso, its subsidiary, which represents substantially all of the operating revenues of the Company. These statements contain the operating results of the Company for the three months ending May 31, 2000 consolidated with the operating results of Cardoso for the period, from the purchase date, April 8, 2000 through May 31, 2000.

     Since Cheshire commenced operations during August 1999, no comparable statements of operations or cash flows for the period ended May 31, 1999 are presented.

2    MERGER

     On February 18, 2000, the Company's predecessor issuer, Pacific Development Corporation ("Pacific"), a Colorado corporation, issued 10,000,000 shares in consideration of the merger of Cheshire Distributors, Inc., a Delaware Corporation into Cheshire Holdings, Inc., a wholly owned subsidiary of Pacific. Cheshire Holdings, Inc. is considered the acquirer for accounting purposes because the former shareholders of Cheshire Distributors, Inc. became the controlling shareholders of Pacific. Immediately after the closing, there were 10,365,000 Pacific shares outstanding.

     On March 24, 2000, Pacific and Cheshire Holdings, Inc. were merged into a single corporation existing under the laws of the state of Delaware, with Cheshire Holdings, Inc. being the surviving corporation. The name of the surviving corporation was changed to Cheshire Distributors, Inc. Each share of Pacific Development Corporation's issued and outstanding common stock was automatically converted into shares of Cheshire Distributors, Inc.'s common stock. Pacific was formed for the purpose of acquiring an operating business and at the time of the merger, had no significant assets or liabilities. The transaction has been accounted for as a recapitalization of Cheshire Distributors, Inc., which is the acquirer of Pacific for accounting purposes.

     All share and per share amounts have been restated to reflect share adjustment terms contained in the governing agreements. The February 18, 2000 merger of the Company with Pacific described above resulted in an exchange ratio of 4,957.858 to 1 shares of Pacific common stock for each Cheshire share previously outstanding.

                           CHESHIRE DISTRIBUTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


3    NOTES PAYABLE

     The Company has the following notes outstanding at May 31, 2000:

     $350,000  face  amount 7%  unsecured  promissory  note,
     convertible  into  shares  of  stock at a rate of $3.50
     per share until maturity, which is November 18, 2000.             $350,000

     $150,000  face  amount 6%  unsecured  promissory  note,
     convertible  into  shares  of  common  stock  at 75% of
     the fair value  of each share of the  Company's  common
     stock until maturity, which is December 21, 2001.                 $150,000

     $40,000 term loan payable to a bank,  with  interest at
     9%,    secured   by   a   pledge   of   bank   accounts
     belonging to shareholders  of the Company, due June 26,
     2000.  This  note has  been  extended,  under  the same
     terms,  with  interest  at 9.5%,  and is due  September
     26,2000.                                                           $40,000

     $1,400,000  face amount 6% unsecured  promissory  note,
     convertible   into  shares  of  common   stock  at  80%
     of the market  value  of each  share  of the  Company's
     common stock until  maturity,  which is March 22, 2003.
     $400,000 of this debt has been repaid leaving a current
     outstanding balance of $1,000,000.                              $1,000,000

     $320,000  face  amount  6%  unsecured  promissory  note
     convertible  into  shares  of  common  stock  at 72% of
     the market value  of each share of the Company's common
     stock until maturity, which is May 17, 2003.                      $320,000

     $205,000  face  amount  6%  unsecured  promissory  note
     convertible  into  shares  of  common  stock  at 72% of
     the market value  of each share of the Company's common
     stock until maturity, which is May 17, 2003.                      $205,000

     $175,000  face  amount  6%  unsecured  promissory  note
     convertible  into  shares  of  common  stock  at 72% of
     the market value  of each share of the Company's common
     stock until maturity, which is May 17, 2003.                      $175,000

     $200,000 face amount 14% ($80,000 received as of May 31
     and   $120,000    received   on   June   3)   unsecured
     promissory note convertible into shares of common stock
     at a  fixed  price  of  $3.50  per  each  share  of the
     Company's common stock until maturity, which is May 31,
     2001.                                                              $80,000

     $9,000,000 face amount promissory note,  secured by the
     shares   of   Cardoso,   for   the   purchase   of  the
     shares of Cardoso.  Maturity  is October 7, 2000.  (see
     Note 4)                                                         $9,000,000

     $3,397,992  face amount 8% unsecured  promissory  note.
     This  note,  payable  by  Cardoso,  is  payable  in  US
     dollars.  No maturity  date has been set for this note.
     (see note 5)                                                    $3,397,992

     $100,000  face amount 10% unsecured  promissory  demand
     note  payable to a principal  shareholder.  No maturity
     date has been set for this note.                                  $100,000

     $17,294 of other  notes,  including  capital  leases of
     $10,500,  payable  over  various  terms,  from  one  to
     three years.                                                       $17,294

       Total notes outstanding ($12,974,786 current,
       $1860,500 long term)                                         $14,835,286
                                                                    ===========

                           CHESHIRE DISTRIBUTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




     In addition to conversion privileges contained in certain of the above outstanding debt instruments, the Company has granted the following outstanding warrants to purchase common shares:

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

     For the quarter ended May 31, 2000, the Company recorded a total of $848,000 in non-cash financing costs related to the conversion privileges and warrants contained in the certain of the above outstanding debt instruments, based on the approximate fair value of these conversion privileges and warrants.

4    ACQUISITION

     On April 7, 2000, the Company closed the first installment of $1,000,000 of the purchase of the outstanding shares of common stock of Cardoso Cigarette Depot (Pty.) Limited, pursuant to the Stock Purchase Agreement originally dated September 23, 1999, between the Company and Eduardo P.V. Cardoso and Alberteina Cardoso ("Sellers") and Cardoso, as amended by the Amended Stock Purchase Agreement dated April 7, 2000 (collectively, the "Purchase Agreement"). All of the shares of the Sellers have been placed in escrow, pending full payment for their shares in Cardoso. Additionally, the Sellers have given the Company their proxy to manage and run Cardoso until October 7, 2000.

     The purchase agreement provided that the total purchase price of $10,000,000 is payable in cash in installments of $1,000,000 at closing, a second installment of $2,000,000 on or before the twenty-first day after the closing, and a final installment of $7,000,000 on or before the date which is six months after the closing date. The $1,000.000 April 7 installment was paid with funds raised through the issuance of additional debt securities. An amendment to the Purchase Agreement in May 2000 provides for the balance of $9,000,000 to be repaid on or before October 7, 2000. Interest, at the annual rate of 14% is charged on the $2,000,000 if not paid by the 21st day after the closing date and interest income is earned at the annual rate of 14% on the remaining balance of $7,000,000 for the period from the payment date to October 7, 2000.

     Assuming the Cardoso acquisition had occurred at the beginning of the respective periods below, pro forma results would be:

         For the three months ended May 31, 2000
         ---------------------------------------

           Net sales .......................................       $30,171,646
           Net loss ........................................       ($1,340,897)
           Net loss per share (basic and diluted) ..........            ($0.13)

                           CHESHIRE DISTRIBUTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)





         For the year ended February 29, 2000
         ------------------------------------

           Net sales .......................................      $136,195,528
           Net loss ........................................       ($1,529,215)
           Net loss per share (basic and diluted) ..........            ($0.15)

     The pro forma results for three month period ended May 31, 2000, have been charged with approximately $40,000 in amortization of goodwill, $420,000 of interest expense for the loan to finance the acquisition and $172,000 foreign currency loss for the increased cost in Rand to repay the US dollar denominated loan. The selling shareholder has agreed to guaranty the Company against any currency loss incurred for this debt after February 29, 2000.

     The pro forma results for the year ended February 29, 2000 have been charged with approximately $379,000 in amortization of goodwill and $1,680,000 of interest expense for the loan to finance the acquisition.

5    FOREIGN EXCHANGE LOSS AND GUARANTY

     A US $ denominated loan, with a balance of $3,397,992 on May 31, 2000 is a debt of Cardoso repayable in US dollars. As the South African Rand has declined in value against the US dollar, a foreign exchange loss has been incurred. For the period from April 7 to May 31, 2000 this amounted to $236,307.

6    SUBSEQUENT EVENT

     In June 2000 the Company entered into an agreement with H.D. Brous & Co. ("Brous") retaining Brous as its exclusive placement agent to arrange on a "best efforts" basis, the private placement of $12,000,000 of 14% secured subordinated convertible notes due in five years.

     The proceeds of this placement, after the payment of fees and expenses, are to be used to pay the balance due to the Sellers of Cardoso, repay the balance of another note with the balance going to the operating capital of the Company.

     While management believes that this agreement will permit the acquisition to be completed on or about October 7, 2000, the agreement is subject to due diligence procedures and the best efforts of Brous.

 Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report, including the Management's Discussion and Analysis and other sections, contains forward looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or include the words "future," "position," "anticipate(s)," "expect," "believe(s)," "see," "plan," "further improve," "outlook," "should" or similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward looking statements.

     RESULTS OF OPERATIONS

     On February 18, 2000, Cheshire reverse-merged into Pacific, a fully reporting over the counter, bulletin board ("OTC BB") Company, with Cheshire Distributors Inc., the surviving entity.

     On April 7, 2000 Cheshire purchased the outstanding shares of Cardoso Cigarette Depot (Pty.) Limited ("Cardoso"), a major tobacco, confectionery and cosmetic distributor, and one of the largest privately held companies in South Africa.

     Financial statements of Cardoso and pro forma information related to the acquisition were included in Form 8 K/A filed June 28, 2000.

     Cheshire plans to raise sufficient capital to enable it to repay the note for remainder of the purchase price of Cardoso before the end of the company's third fiscal quarter. After the full purchase price has been repaid, management believes that significant operational improvements can be put into place to improve the Company's performance. This is planned to include tightened cost controls, updated and integrated information systems, expanded product lines as well as territorial expansion. In addition, management has been approached by and expects to be able to acquire other distributors in South Africa in order to enhance its market position and provide expanded growth and profitability.

     Sales for the three-month period ended May 31, 2000 were $17,463,460 all of which were derived from the Company's Cardoso subsidiary from the acquisition date of April 7, 2000. While preacquisition comparative figures are not available for the same period of the prior year, sales are in line with management's expectations for this period. Cardoso's sales generally do not vary on a seasonal basis. An exception is that the first quarter generally has lower sales and the fourth quarter higher sales due to customer's purchasing somewhat greater quantities in the fourth quarter in anticipation of annual tax increases which traditionally have occurred in March of each year.

     Gross profit of $643,635 was earned by the Company's subsidiary Cardoso at the rate of 3.7% of sales. While preacquisition comparative figures are not available for the same period of the prior year, these results are somewhat lower that management's expectations, but within the range caused by normal market price fluctuations. For the fiscal year ended February 29, 2000, Cardoso's gross margin was 3.9% on sales of $136,192,528.

     Total operating expenses, which includes selling, general and administrative expenses and depreciation and amortization was $699,460 or 4.0% of sales; 2.27% represents costs of the Cardoso subsidiary and 1.43% of Cheshire. While preacquisition comparative figures are not available for the same period of the prior year, these results are in line with management's expectation for this period. For the fiscal year ended February 29, 2000, Cardoso's costs were 2.13% of sales.

     As a result of the above, the loss from operations for the first quarter ended May 31, 2000 was $55,825. For the fiscal year ended February 29, 2000, Cardoso's income from operations was $2,396,742 or 1.76% of sales.

     Other income and expense for the three month period ending May 31, 2000 amounts to $692,863 or 4.0% of sales, all of which relate to financing activities of the Company.

        Interest  expense  amounted  to  $124,400  or .71% of  sales.

        Interest income amounted to $38,894 or .22% of sales.

        Non-cash financing costs, arising out of options and warrants granted in the negotiation of debt transactions in Cheshire during the quarter amounted to $265,379 or 1.51% of sales.

        Other financing costs were $105,671 or .61% of sales which relate to finder's and other related expenditure incurred in the debt transactions completed during the period.

        Foreign currency exchange loss of $236,307 or 1.35% of sales arises out the exchange rate loss caused by Cardoso's foreign denominated debt.

     As a result of the above items, a loss before taxes for the three months ended May 31, 2000 amounted to $748,688. South African taxes on Cardoso's profit was $63,759, resulting in a net loss for the Company of $812,447.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows from operating, investing, and financing activities, as well as the effect of exchange rate changes on cash:


                                                                Three months
                                                                   ended
                                                                May 31, 2000
                                                                ------------
Operating activities ...............................            ($  193,303)
Investing activities ...............................             $1,642,626
Financing activities ...............................             $  892,418
Effect of exchange rate changes on cash ............            ($  157,616)
                                                                 ----------
Net effect on cash .................................             $2,184,125
                                                                 ==========

During the three months ended May 31, 2000, the Company utilized cash flow in operating activities primarily to reduce accounts payable as well as increase prepayments and loans to affiliates. Cash was provided by operating activities though decreases in accounts receivable, inventories and increases in accrued expenses. During the three months ended May 31, 2000, the Company utilized cash flow in investing activities acquire property and equipment. Cash was provided by investing activities through the acquisition of Cardoso which had cash on hand in excess of the cash paid out. During the three months ended May 31, 2000, the Company utilized cash flow from financing activities primarily to fund the repayment of debt and related deferred loan costs. Cash was primarily provided from new debt issued and the issuance of common stock. During the three months ended May 31, 2000, exchange rate changes of the Rand and US Dollar reduced cash and cash equivalents.

The Company had negative working capital of $8,019,505 as of May 31, 2000. This is primarily due to the $9,000,000 note to complete the purchase of Cardoso, which the Company intends to refinance. Additionally, the $3,397,992 note payable by Cardoso has no fixed maturity date and is in the process of being renegotiated. Cardoso's operations, which include working capital lines of credit from local financial institutions, is sufficient to cover its operations and repayment of debt.

 Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk includes exchange rate variability. The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's exposure to market risk relates primarily to its investment in the common stock of Cardoso.

     Cardoso does substantially all of its business in South African Rand and all of its assets are located in South Africa. At this time, all products purchased by Cardoso are produced domestically and paid for in South African Rand. Cardoso does have an outstanding debt of $3,397,992 payable in US dollars. As the two currencies fluctuate in price, relative to each other, this obligation can become more or less costly to Cardoso in terms of repayment in Rand. Over the last few years the Rand has declined in relationship to the US dollar which has caused an unrealized loss for Cardoso.

     In addition, the agreement to purchase Cardoso calls for all payments to be made in US dollars. The debt to be incurred, in order to pay for this purchase, is also planned to be in US dollars. The cash flow to repay this debt will come from Cardoso. As such, the repayment obligation will likewise be subject to the same exchange rate variability. To reduce the Company's risk of such fluctuations in exchange rates, Cheshire may in the future purchase foreign exchange contracts in amounts and with expiration dates in line with its repayment obligations of principal and interest.

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

               In accord with the Company's Omnibus Stock Incentive Plan, a consultant who made a significant contribution towards the raising of capital for the acquisition of Cardoso was granted an option to purchase 407,000 common shares at $ 0.10 per share. During this quarter, the option was exercised and the 407,000 shares were subsequently purchased. Simultaneously, the consultant, returned 406,544 of founder's common shares to the Company. The net effect of this transaction was to increase the outstanding common shares of the Company by 456 shares.

Item 6.   Exhibits and Report on Form 8-K

          (a)  Exhibit  27   -   Financial   Data   Schedule,   filed   herewith
               electronically
          (b)  Reports on Form 8-K
               a. January 24, 2000, 8K by Pacific Development Corp., predecessor issuer to Cheshire Distributors, Inc. reporting under Item 5, a 1 for 50 reverse split of its outstanding common shares.
               b. March 7, 2000, 8K by Pacific Development Corp. reporting a change in control of the registrant.
               c. April 12, 2000, 8K/A by Cheshire Distributors, Inc. reporting change of domicile to Delaware and the merger of Cheshire with Pacific.
               d. April 24, 2000, 8K by Pacific Development Corp. reporting a change of control.
               e. April 24, 2000, 8K by Pacific Development Corp. reporting the completion of the first phase of the acquisition of Cardoso Cigarette Depot (Pty.) Limited.
               f. June 5, 2000, 8K by Cheshire Distributors, Inc. reporting a change in the Company's fiscal year to February 28.
               g. June 28, 2000, 8K/A by Cheshire Distributors, Inc. reporting pro-forma results of the Cardoso acquisition and financial statements of Cardoso.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CHESHIRE DISTRIBUTORS, INC.

                                                By: /s/ Jerry M. Kleinberg
                                                   ----------------------------
                                                   Chief Financial Officer
                                                   Date:  August 15, 2000