Form 10-Q
period 2000-08-31
CHESHIRE DISTRIBUTORS INC
filed 2000-12-13
CIK 946283

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: August 31, 2000


                         Commission file number: 0-26186

                           CHESHIRE DISTRIBUTORS, INC
             (Exact name of registrant as specified in its charter)

             Delaware                                   84-1209978
             --------                                   ----------
   (State or other jurisdiction              (IRS Employer Identification No.)
   of incorporation or organization

                     1599 Post Road East, Westport, CT 06880
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (203) 255-4116
                         -------------------------------
                         (Registrant's telephone number)






     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of
      1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X           No
                            -----           -----

As of November 30, 2000, 11,048,815 shares of common stock, par value $0.001 per share, were outstanding.

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------
PART I.    FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Consolidated Condensed Balance Sheets, August 31, 2000
                (unaudited) and December 31 1999                               3

                Consolidated   Condensed   Statements   of  Operations
                (unaudited)  for the six and three months ended August
                31, 2000                                                       4

                Consolidated  Condensed  Statements  of  Stockholders'
                Deficit (unaudited) for the six months ended August 31,
                2000                                                           5

                Consolidated   Condensed   Statement   of  Cash  Flows
                (unaudited) for the six months ended August 31, 2000           6

                Notes to consolidated  condensed (unaudited) financial
                statements                                                  7-12

      Item 2.   Management's  Discussion  and  Analysis  of  Financial
                Condition and Results of Operations                        13-15

      Item 3.   Quantitative and Qualitative  Disclosures About Market
                Risk                                                          16


PART II.   OTHER INFORMATION                                                  17

                 Signatures                                                   18

                              CHESHIRE DISTRIBUTORS, INC.
                         CONSOLIDATED CONDENSED BALANCE SHEETS


                                                            August 31, 2000    December 31,
                                                              (unaudited)          1999
                                                            ---------------    ------------
ASSETS

Current Assets
--------------

Cash and cash equivalents ..............................     $  1,834,715      $       --
Trade accounts receivable, net .........................        3,302,387              --
Inventories ............................................        4,014,791              --
Prepaid expenses .......................................            6,570              --
Note receivable from selling shareholders ..............          203,606              --
                                                             ------------      ------------
   Total Current Assets ................................        9,362,069              --
                                                             ------------      ------------

Property and equipment, net ............................          895,647              --
Goodwill, net ..........................................        7,268,851              --
Deferred loan costs and other, net .....................          473,349              --
                                                             ------------      ------------
   Total Assets ........................................     $ 17,999,916      $       --
                                                             ============      ============

Liabilities and Stockholders' Deficit
-------------------------------------

Current Liabilities
-------------------
Bank overdraft .........................................     $    382,806      $       --
Accounts payable .......................................        3,713,198               440
Accounts payable - related party .......................             --                 500
Accrued expenses .......................................          153,313              --
Short term notes payable ...............................        4,209,669              --
Notes payable to selling shareholders ..................        9,000,000              --
                                                             ------------      ------------
   Total Current Liabilities ...........................       17,458,986               940
                                                             ------------      ------------

Other Liabilities
-----------------
Long term notes payable ................................        1,859,548              --
                                                             ------------      ------------
   Total Liabilities ...................................       19,318,534               940
                                                             ------------      ------------
Stockholders' Deficit
---------------------

Common Stock, $0.001 par value:
  Authorized:  100,000,000 shares,
  issued and outstanding, 10,365,456 and 137,283 shares,
  respectively .........................................           10,365             6,863
Additional paid in capital .............................        1,081,377            15,884
Accumulated deficit ....................................       (2,262,915)          (23,687)
Accumulated other comprehensive loss ...................         (147,445)             --
                                                             ------------      ------------
  Total Stockholders' Deficit ..........................       (1,318,618)             (940)
                                                             ------------      ------------
Total Liabilities & Stockholders' Deficit ..............     $ 17,999,916      $       --
                                                             ============      ============



The accompanying notes are an integral part of the consolidated condensed financial statements.

                          CHESHIRE DISTRIBUTORS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (1)
                                  (unaudited)


                                                         For the six months    For the three
                                                           ended August 31,     months ended
                                                               2000(2)         August 31, 2000
                                                         ------------------    ---------------

Sales ...............................................       $ 47,412,967        $ 29,949,507
Cost of Sales .......................................         45,472,176          28,652,351
                                                            ------------        ------------
  Gross Profit ......................................          1,940,791           1,297,156


Selling, general and administrative expenses ........          1,706,745           1,131,956
epreciation and amortization ........................            242,945             118,274
                                                            ------------        ------------
  Operating Expenses ................................          1,949,690           1,250,230
                                                            ------------        ------------

Income (loss) from operations .......................             (8,899)             46,926

Other income (expense)
Interest expense and other financing charges ........           (428,774)           (198,703)
Interest income .....................................             93,398              54,504
Non cash financing charges ..........................           (537,745)           (272,366)
Foreign currency exchange gain (loss) ...............           (183,875)             52,432

Other ...............................................                155                 155
                                                            ------------        ------------
                                                              (1,056,841)           (363,978)
                                                            ------------        ------------

Loss before income taxes ............................         (1,065,740)           (317,052)

Income taxes - foreign ..............................            217,265             153,506
                                                            ------------        ------------

Net loss ............................................       $ (1,283,005)       $   (470,558)
                                                            ============        ============


Net loss per share, basic and diluted ...............       $      (0.12)       $      (0.05)

Weighted average number of common shares outstanding:

  Basic and diluted .................................         10,365,243          10,365,456
                                                            ============        ============


(1) Since Cheshire commenced operations during August 1999, no comparable statements of operations for the three and six month periods ended August 31, 1999 are presented.

(2)  Includes   the  results  of  Cardoso  from  April  7,  2000  (the  date  of acquisition).


The accompanying notes are an integral part of the consolidated condensed financial statements.

                                                  CHESHIRE DISTRIBUTORS, INC.
                                    CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                          (unaudited)


                                      -------------------------
                                             Common Stock
                                      --------------------------                                        Accumulated
                                                                     Additional                            other
                                       Number of                       paid-in       Accumulated       comprehensive
                                        shares          Amount         capital          deficit             loss          Total
------------------------------------------------------------------------------------------------------------------------------------
Balance March 1, 2000 ..........      10,365,000     $    10,365     $   229,371     ($  979,910)            --        ($  740,174)

Shares Issued May 2000 .........             456     $         0     $     4,070            --               --        $     4,070
Valuation of non-cash conversion
feature and warrants on debt
instruments ....................             --              --       $   847,936            --               --        $   847,936

Comprehensive Loss:

  Net loss for the period ......            --              --              --       ($1,283,005)            --        ($1,283,005)
  Foreign currency translation
  adjustment ...................            --              --              --              --        ($  147,445)     ($  147,445)
                                                                                                                       ------------
Total comprehensive loss .......            --              --              --              --               --        ($1,430,450)
                                      ---------------------------------------------------------------------------------------------
Balance August 31, 2000 ........      10,365,456     $    10,365     $ 1,081,377     ($2,262,915)     ($  147,445)     ($1,318,618)
                                      =============================================================================================


The accompanying notes are an integral part of the consolidated condensed financial statements.

                           CHESHIRE DISTRIBUTORS, INC.
               CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (1)
                                   (unaudited)


                                                            For the six months
                                                              ended August 31,
                                                                  2000 (2)
                                                            ------------------
Cash Flows from Operating Activities
------------------------------------

Net loss ...............................................       $(1,283,005)
Adjustments to reconcile net loss to net cash flows from operations:

  Depreciation and amortization ........................           242,945
  Non-cash financing charges ...........................           537,745
  Foreign currency exchange loss .......................           183,875
Changes in assets and liabilities, net of the affects of acquisition:

 (Increase) decrease in:
  Accounts receivable ..................................           399,085
  Prepaid expenses and other ...........................            (6,024)
  Receivable from affiliates ...........................           104,243
  Inventories ..........................................           275,204
Decrease in:
  Accounts payable and bank overdraft ..................          (887,472)
  Accrued expenses .....................................           (85,703)
                                                               -----------
  Net cash used in operating activities ................          (519,107)
                                                               -----------

Cash flows from investing activities
------------------------------------

  Purchase of property and equipment ...................           (79,202)

  Net cash acquired in business acquisition ............         1,495,946
                                                               -----------
    Net cash provided by investing activities ..........         1,416,744
                                                               -----------

Cash flows from financing activities
------------------------------------
  Proceeds from debt ...................................         2,064,683
  Repayment of debt ....................................        (1,048,102)
  Deferred loan costs ..................................           (43,673)
  Issuance of common stock .............................             4,070
                                                               -----------
    Net cash provided by financing activities ..........           976,978
                                                               -----------

Effect of exchange rate changes on cash and cash
equivalents ............................................           (46,247)
                                                               -----------
    Net increase in cash and cash equivalents ..........         1,828,368
    Cash and cash equivalents, beginning of period .....             6,347
                                                               -----------
    Cash and cash equivalents, end of period ...........       $ 1,834,715
                                                               ===========

(1) Since Cheshire commenced operations during August 1999, no comparable statements of cash flows for the period ended August 31, 1999 are presented.

(2) Includes the cash flows of Cardoso from April 7, 2000 (the date of acquisition).


The accompanying notes are an integral part of the consolidated condensed financial statements.

                           CHESHIRE DISTRIBUTORS, INC.
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


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

         During June 2000 the Company changed its fiscal year to the last day of February to conform to the fiscal year of Cardoso, its subsidiary, which represents substantially all of the operating revenues of the Company. These statements contain the consolidated operating results of the Company and Cardoso for the three months ending August 31, 2000 as well as the operating results of the Company for the six months ending August 31, 2000 consolidated with the operating results of Cardoso for the period, from the purchase date, April 7, 2000 through August 31, 2000.

         Since Cheshire commenced operations during August 1999, no comparable statements of operations or cash flows for the periods ended August 31, 1999 are presented.

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

                           CHESHIRE DISTRIBUTORS, INC.
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


         All share and per share amounts have been restated to reflect share adjustment terms contained in the governing agreements. The February 18, 2000 merger of the Company with Pacific described above resulted in an exchange ratio of 4,957.858 to 1 shares of Pacific common stock for each Cheshire share previously outstanding.

                           CHESHIRE DISTRIBUTORS, INC.
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


   3     NOTES PAYABLE

         The Company has the following notes outstanding at August 31, 2000:

         $350,000  face  amount  7%  unsecured  promissory  note,
         convertible  into shares of stock at a rate of $3.50 per
         share until  maturity,  which was November 18, 2000.  An
         extension  of the due date for  this  note is  currently
         being negotiated.                                              $350,000

         $150,000  face  amount  6%  unsecured  promissory  note,
         convertible  into  shares of common  stock at 75% of the
         fair value of each share of the  Company's  common stock
         until maturity, which is December 21, 2001.                    $150,000

         $40,000  term loan payable to a bank,  with  interest at
         9%,  secured by a pledge of bank  account  belonging  to
         shareholders  of the  Company,  originally  due June 26,
         2000. This note has been extended, under the same terms,
         with interest at 9.5%, and is due December 26,2000.            $40,000

         $1,400,000  face amount 6%  unsecured  promissory  note,
         convertible  into  shares of common  stock at 80% of the
         market value of each share of the Company's common stock
         until  maturity,  which is March 22,  2003.  $400,000 of
         this debt has been repaid leaving a current  outstanding
         balance of $1,000,000.                                       $1,000,000

         $320,000  face  amount  6%  unsecured   promissory  note
         convertible  into  shares of common  stock at 72% of the
         market value of each share of the Company's common stock
         until maturity, which is May 17, 2003                          $320,000

         $205,000  face  amount  6%  unsecured   promissory  note
         convertible  into  shares of common  stock at 72% of the
         market value of each share of the Company's common stock
         until maturity, which is May 17, 2003.                         $205,000

         $175,000  face  amount  6%  unsecured   promissory  note
         convertible  into  shares of common  stock at 72% of the
         market value of each share of the Company's common stock
         until maturity, which is May 17, 2003.                         $175,000

         $200,000  face  amount  14%  unsecured  promissory  note
         convertible into shares of common stock at a fixed price
         of $3.50 per each share of the  Company's  common  stock
         until maturity, which is May 31, 2001.                         $200,000

         $9,000,000 face amount  promissory note,  secured by the
         shares of  Cardoso,  for the  purchase  of the shares of
         Cardoso.  Maturity  was  October 7,  2000,  and has been
         extended to December 31, 2000. (see Note 4)                  $9,000,000

         $3,361,992  face amount 8%  unsecured  promissory  note.
         This note, payable by Cardoso, is payable in US dollars.
         No maturity  date has been set for this note.  (see note
         5)                                                           $3,361,992

         $100,000  face amount 10%  unsecured  promissory  demand
         note  payable to a  principal  shareholder.  No maturity
         date has been set for this note.                               $100,000

                           CHESHIRE DISTRIBUTORS, INC.
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


         $100,000  face  amount  15%  unsecured  promissory  note
         payable  October  9,  2000.  Additional  funds have been
         advanced by this note holder and the prior note has been
         rolled into a new note for $156,500  bearing interest at
         the rate of 20% which is due on January 24, 2001               $100,000

         $50,000  face  amount  20%  unsecured   promissory  note
         payable  October  9,  2000.  This note has  matured  and
         repayment terms are being renegotiated.                         $50,000

         $18,121  of other  notes,  including  capital  leases of
         $9,500,  payable over various  terms,  from one to three
         years.                                                          $17,225
                                                                     -----------

            Total notes  outstanding  ($13,209,669  current,
            $1,859,548 long term)                                    $15,069,217
                                                                     ===========

         In  addition  to  conversion   privileges  contained  in
         certain of the above outstanding debt instruments, the Company has granted the following outstanding warrants to purchase common shares:

           Three year warrant to purchase approximately 116,708 shares of the Company's common stock for total proceeds of $500,000 if exercised by October 1, 2001, and for total proceeds of $600,000 if exercised between October 1, 2001 and October 1, 2002.

           Two year warrant to purchase common shares at an amount equal to the number of common shares into which the above $150,000 face amount note is converted. Warrant exercise price will be equal to 75% of the fair market value of the Company's common stock at the date of exercise.

         For the quarter and six months ended August 31, 2000, the Company recorded $272,366 and $537, 745 respectively in non-cash financing costs related to conversion privileges and warrants contained in certain of the above outstanding debt instruments, based on the approximate fair value of these conversion privileges and warrants.

   4     ACQUISITION

         On April 7, 2000, the Company closed the first installment of $1,000,000 of the purchase of the outstanding shares of common stock of Cardoso Cigarette Depot (Pty.) Limited, pursuant to the Stock Purchase Agreement originally dated September 23, 1999, between the Company and Eduardo P.V. Cardoso and Alberteina Cardoso ("Sellers") and Cardoso, as amended by the Amended Stock Purchase Agreement dated April 7, 2000 (collectively, the "Purchase Agreement"). All of the shares of the Sellers have been placed in escrow, pending full payment for their shares in Cardoso. Additionally, the Sellers have given the Company their proxy to vote their shares at any general or special meeting of the shareholder's of Cardoso until October 7, 2000, which has been extended to December 31, 2000.

                           CHESHIRE DISTRIBUTORS, INC.
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


         The purchase agreement provided that the total purchase price of $10,000,000 is payable in cash in installments of $1,000,000 at closing (April 7, 2000), a second installment of $2,000,000 on or before the twenty-first day after the closing (May 1, 2000) and a final installment of $7,000,000 on or before the date which is six months after the closing date (October 7, 2000). The $1,000,000 April 7th installment was paid with funds raised through the issuance of additional debt securities. An amendment to the Agreement in May 2000 provides for the entire balance of $9,000,000 to be repaid on or before October 7, 2000. This has been extended to December 31, 2000. Interest, at the annual rate of 11% has been charged on the $2,000,000 originally due on May 1, 2000, for the period from May 1, 2000 through August 31, 2000.

         Assuming the Cardoso acquisition had occurred at the beginning of the fiscal year, pro forma consolidated results would be:

         For the six months ended August 31, 2000
         ----------------------------------------
           Net sales                                                $60,121,153
           Net loss                                                 ($2,812,382)
           Net loss per share (basic and diluted)                     ($0.27)

         For the year ended February 29, 2000
         ------------------------------------
           Net sales                                               $136,192,528
           Net loss                                                 ($2,347,733)
           Net loss per share (basic and diluted)                    ($0.23)

         The pro forma results for the six month period ended August 31, 2000, have been charged with approximately $191,000 in amortization of goodwill, $610,000 of interest expense for the loans to finance the acquisition, $885,000 in non-cash costs of financing for the loans to finance the acquisition and $347,000 foreign currency loss for the increased cost in Rand to repay the US dollar denominated loan. The selling shareholder has agreed to guaranty the Company against any currency loss incurred for this debt after February 29, 2000.

         The pro forma results for the year ended February 29, 2000 have been charged with approximately $379,000 in amortization of goodwill, $730,000 of interest expense for the loans to finance the acquisition and $1,769,000 in non-cash financing costs.

   5     FOREIGN EXCHANGE LOSS

         A US $ denominated loan, with a balance of $3,361,992 on August 31, 2000 is a debt of Cardoso repayable in US dollars. As the South African Rand has declined in value against the US dollar, a foreign exchange loss has been incurred. For the period from April 7 to August 31, 2000 this amounted to $183,875

                           CHESHIRE DISTRIBUTORS, INC.
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


   6     SUBSEQUENT EVENT

         The prior financing agreement with H.D. Brous & Co., entered into in June 2000, was not completed in the time called for in the agreement. Although there can be no assurance that it will succeed, the Company is in the process of negotiating other financial agreements which, upon completion, should be sufficient to pay the purchase consideration note payable for the Cardoso acquisition. Final terms of the new financial agreements have not been settled, however, it is anticipated that these agreements can be finalized shortly.

 Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report, including the Management's Discussion and Analysis and other sections, contains forward looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or include the words "future," "position," "anticipate(s)," "expect," "believe(s)," "see," "plan," "further improve," "outlook," "should" or similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in our other filings with the Securities and Exchange Commission, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward looking statements: changing market conditions with regard to cigarettes and the demand for the Company's products, domestic regulatory risks, competitive and other risks over which the Company has little or no control and our ability to obtain financing to pay the balance of the purchase price for the shares of Cardoso. Any changes in such factors could result in significantly different results. Consequently, future results may differ from management's expectations. Moreover, past financial performance should not be considered a reliable indicator of future performance.

         Results of Operations
         ---------------------

         On  February  18,  2000,  Cheshire  reverse-merged  into
         Pacific, a fully reporting over-the-counter, bulletin board ("OTC BB") Company, with Cheshire Distributors
         Inc., the surviving entity.

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

         Cheshire plans to raise sufficient capital to enable it to pay the note for remainder of the purchase price of Cardoso before the end of the company's fiscal year end. After the full purchase price has been paid, management believes that significant operational improvements can be put into place to improve the Company's performance. This is planned to include tightened cost controls, updated and integrated information systems, expanded product lines as well as territorial expansion. In addition, management has been approached by and expects to be able to acquire other distributors in South Africa in order to enhance its market position and provide expanded growth and profitability.

         Sales for the three and six-month periods ended August 31, 2000 were $29.9 million and $47.4 million all of which were derived from the Company's Cardoso subsidiary from the acquisition date of April 7, 2000. While preacquisition comparative figures are not included for the same period of the prior year, sales are in line with management's expectations for this period. Cardoso's sales generally do not vary substantially on a seasonal basis. An exception is that the first quarter generally has lower sales and the fourth quarter higher sales due to customer's purchasing somewhat greater quantities in the fourth quarter in anticipation of annual excise tax increases which traditionally have occurred in March of each year. For the fiscal year ended February 29, 2000, Cardoso's sales were $136.2 million.

         For the three month period ending August 31, 2000 gross profit of $1.3 million was earned by Cardoso at the rate of 4.3% of sales. For the six month period the gross profit earned was $1.9 million or 4.1% of sales. While preacquisition comparative figures are not included for the same period of the prior year, these results are within the anticipated range covered by normal market price fluctuations. For the fiscal year ended February 29, 2000, Cardoso's gross margin was 3.9% on sales of $136.2 million.

         For the six month period ending August 31, 2000, total operating expenses, which includes selling, general and administrative expenses, depreciation and amortization, as well as amortization of goodwill incurred in the purchase of Cardoso was $1.9 million or 4.1% of sales; 2.4% represents costs of the Cardoso subsidiary and 1.7% of Cheshire. For the three month period ending August 31, 2000 total operating expenses were $1.3 million or 4.2% of sales; 2.5% represents costs of the Cardoso subsidiary and 1.7% of Cheshire. While preacquisition comparative figures are not included for the same period of the prior year, these results are in line with management's expectations for this period. For the fiscal year ended February 29, 2000, comparable Cardoso costs were 2.13% of sales.

         As a result of the above, the income from operations for the second quarter ended August 31, 2000 was $46,926 or 0.15% of sales and a loss from operations of $8,899 or 0.02% of sales for the six months. For the fiscal year ended February 29, 2000, Cardoso's income from operations was $2.4 million or 1.76% of sales.

         Other income and expenses for the six and three month periods ending August 31, 2000 amount to net expense of $1,056,841and $363,978 or 2.23% and 1.22% of sales, all of which relate to financing activities of the Company.

           Net interest  expense for the six month period equaled
           $335,376 or 0.71% of sales and for the three month period amounted to $144,199 or 0.48% of sales.

           For the six month and three month periods non-cash financing costs, arising out of options and warrants granted in the negotiation of debt transactions by Cheshire were $537,745 or 1.13% of sales and $272,366 or 0.91% of sales respectively.

           Foreign currency exchange loss of $183,875 or 0.39% of sales for the six months and a gain of $52,432 or 0.18% of sales for the three months arise from foreign exchange rate changes related to Cardoso's foreign denominated debt.

         As a result of the above items, a loss before income taxes for the six months ended August 31, 2000 amounted to $1,065,740. For the three month period ended August 31, 2000 the loss was $317,052. South African income taxes on Cardoso's profit for the six months was $217,265, resulting in a net loss for the Company of $1,283,005. For the three month period ended August 31, 2000 South African income taxes on Cardoso's profits was $153,506 resulting in a net loss for the Company of $470,558.

         Liquidity and Capital Resources
         -------------------------------

         The following is a summary of the Company's cash flows from operating, investing, and financing activities, as well as the effect of exchange rate changes on cash:

                                                                    Six months
                                                                      ended
                                                                    August 31,
                                                                       2000
                                                                    -----------
          Operating activities                                      ($519,107)
          Investing activities                                       1,416,744
          Financing activities                                         976,978
          Effect of exchange rate changes on cash                     (46,247)
                                                                    -----------
          Net increase in cash                                      $1,828,368
                                                                    ===========

         During the six months ended August 31, 2000, the Company utilized cash flow in operating activities primarily to reduce accounts payable and accrued expenses. Cash was provided by operating activities though decreases in accounts receivable, receivables from affiliates, and inventories. During the six months ended August 31, 2000, the Company utilized cash flow in investing activities to acquire property and equipment. Cash was provided by investing activities through the acquisition of Cardoso which had cash on hand in excess of the initial $1,000,000 purchase installment. During the six months ended August 31, 2000, the Company utilized cash flow from financing activities primarily to fund the repayment of debt and related loan costs. Cash was primarily provided from new debt issued. During the six months ended August 31, 2000, exchange rate changes of
         the  Rand   and  US   Dollar   reduced   cash  and  cash
         equivalents.

         The Company had negative working capital of $8,096,917 as of August 31, 2000. This is primarily due to the $9,000,000 note to complete the purchase of Cardoso, which the Company intends to refinance. The Company is in the process of negotiating financial agreements, which, upon completion should be sufficient to pay the purchase consideration note payable for Cardoso. While management is confident that an agreement will be reached to complete the purchase of Cardoso, the failure to raise such funds would result in the Company's breach of the purchase agreement. Additionally, the $3,361,992 note payable by Cardoso has no fixed maturity date and is in the process of being renegotiated. Cardoso's operations, which include working capital lines of credit from local financial institutions, are sufficient to cover its operations and repayment of debt.

 Item 3.

    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk includes exchange rate variability. The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's exposure to market risk relates primarily to its investment in Cardoso.

         Cardoso does substantially all of its business in South African Rand and all of its assets are located in South Africa. At this time, all products purchased by Cardoso are produced domestically and paid for in South African Rand. Cardoso does have an outstanding debt of $3,361,992 payable in US dollars. As the two currencies fluctuate in price, relative to each other, this obligation can become more or less costly to Cardoso in terms of repayment in Rand. Over the last few years the Rand has declined in relationship to the US dollar which has caused an unrealized loss for Cardoso.

         In addition, the agreement to purchase Cardoso calls for all payments to be made in US dollars. The debt to be incurred, in order to pay for this purchase, is also planned to be in US dollars. The cash flow to repay this debt will come from Cardoso. As such, the repayment obligation will likewise be subject to the same exchange rate variability. To reduce the Company's risk of such fluctuations in exchange rates, Cheshire may in the future purchase foreign exchange contracts in amounts and with expiration dates in line with it's repayment obligations of principal and interest or replace part or all of such debt with new obligations denominated in South African Rand.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Report on Form 8-K

              (a) Exhibit 27 - Financial Data Schedule, filed herewith electronically
              (b)  Reports on Form 8-K
                   a. January  24,  2000,  8K  by  Pacific   Development  Corp.,
                      predecessor issuer to Cheshire Distributors, Inc. reporting under Item 5, a 1 for 50 reverse split of its outstanding common shares.
                   b. March 7, 2000, 8K by Pacific Development Corp. reporting a change in control of the registrant.
                   c. April  12,  2000,  8K/A  by  Cheshire  Distributors,  Inc.
                      reporting change of domicile to Delaware and the merger of Cheshire with Pacific.
                   d. April 24, 2000, 8K by Pacific Development Corp.  reporting the completion of the first phase of the acquisition of Cardoso Cigarette Depot (Pty.) Limited.
                   e. June 5, 2000, 8K by Cheshire Distributors,  Inc. reporting a change in the Company's fiscal year to February 28.
                   f. June  28,  2000,  8K/A  by  Cheshire  Distributors,   Inc.
                      reporting pro-forma results of the Cardoso acquisition and financial statements of Cardoso.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CHESHIRE DISTRIBUTORS, INC.



                                            By: /s/ Jerry M. Kleinberg
                                               ---------------------------------
                                                 Chief Financial Officer
                                                 Date: December 13, 2000