Form 10-Q
period 2000-11-30
CHESHIRE DISTRIBUTORS INC
filed 2001-02-23
CIK 946283

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: November 30, 2000


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

As of February 21, 2001, 11,148,815 shares of common stock, par value $0.001 per share, were outstanding.



                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------
PART I.    FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Condensed Balance Sheets (unaudited) November 30, 2000
                and February 29, 2000                                         3

                Condensed   Statements   of  Operations (unaudited) for
                the nine and three months ended November 30, 2000             4

                Condensed   Statements   of  Operations (unaudited) for
                the nine and three months ended November 30, 1999             5

                Condensed  Statements  of  Stockholders' Deficit
                (unaudited) for the nine months ended November 30,
                2000                                                          6

                Condensed   Statement   of  Cash  Flows (unaudited)
                for the nine months ended November 30, 2000 and 1999          7

                Notes to condensed (unaudited) financial statements         8-11

      Item 2.   Management's  Discussion  and  Analysis  of  Financial
                Condition and Results of Operations                        12-13


PART II.   OTHER INFORMATION                                                  14

                 Signatures                                                   15




                              CHESHIRE DISTRIBUTORS, INC.
                               CONDENSED BALANCE SHEETS
                                    (unaudited)

                                                            November 30,       February 29,
                                                                  2000             2000
                                                            ---------------    ------------

ASSETS

Current Assets
--------------

Cash and cash equivalents ..............................     $     10,447      $     6,348
Prepaid expenses .......................................            3,732              546
                                                             ------------      ------------
   Total Current Assets ................................           14,179            6,894
                                                             ------------      ------------

Property and equipment, net ............................           11,759              --
Investment in Cardoso Cigarette Depot (Pty) Ltd.........        1,139,194          105,331
Deferred loan costs (net) ..............................          332,321              --
Other ..................................................           15,330           14,154
                                                             ------------      ------------
   Total Assets ........................................     $  1,512,783      $   126,379
                                                             ============      ============

Liabilities and Stockholders' Deficit
-------------------------------------

Current Liabilities
-------------------
Accounts payable .......................................     $    333,444      $     58,128
Accrued expenses .......................................          282,474             8,920
Short term notes payable ...............................        1,904,620           650,000
                                                             ------------      ------------
   Total Current Liabilities ...........................        2,520,538           717,048
                                                             ------------      ------------

Long Term Liabilities - Notes Payable ..................          700,000           149,505

Stockholders' Deficit
---------------------

Common Stock, $0.001 par value:
  Authorized:  100,000,000 shares,
  issued and outstanding, 11,048,815 and 10,365,456
  shares at November 30, 2000 and February 29, 2000,
  respectively .........................................           11,049            10,365
Additional paid in capital .............................        1,880,306           229,371
Accumulated deficit ....................................       (3,599,110)         (979,910)
                                                             ------------      ------------
  Total Stockholders' Deficit ..........................       (1,707,755)         (740,174)
                                                             ------------      ------------
Total Liabilities & Stockholders' Deficit ..............     $  1,512,783      $    126,379
                                                             ============      ============



The accompanying notes are an integral part of the condensed financial statements.



                          CHESHIRE DISTRIBUTORS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                              November 30, 2000:
                                                       Nine months        Three months

Revenue ........................................       $       ---         $      ---


Selling, general and administrative expenses ...          1,565,446             933,556
                                                       ------------        ------------

Loss from operations ...........................         (1,565,446)           (933,556)

Other income (expense)
Interest expense and other financing charges ...           (355,384)           (104,776)
Interest income ................................              2,777                  70
Amortization of loan fees ......................           (695,360)           (125,698)
Other ..........................................             (5,787)               ---
                                                       ------------        ------------
                                                         (1,053,754)           (230,404)
                                                       ------------        ------------

Loss before income taxes .......................         (2,619,200)         (1,163,960)
 Income tax benefit .............................              ---                 ---
                                                       ------------        ------------

Net loss .......................................       $ (2,619,200)       $ (1,163,960)
                                                       ============        ============


Net loss per share, basic and diluted ..........       $      (0.25)       $      (0.11)

Weighted average number of common shares outstanding:

  Basic and diluted ............................         10,423,060          10,540,968
                                                       ============        ============




The accompanying notes are an integral part of the condensed financial statements.


                          CHESHIRE DISTRIBUTORS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                              November 30, 1999:
                                                       Nine months        Three months

Revenue ........................................       $       ---         $      ---


Selling, general and administrative expenses ...            409,538             409,151
                                                       ------------        ------------

Loss from operations ...........................           (409,538)           (409,151)

Other income (expense)
Interest expense and other financing charges ...           (217,500)           (217,500)
Interest income ................................                490                 468
                                                       ------------        ------------
                                                           (217,010)           (217,032)
                                                       ------------        ------------

Loss before income taxes .......................           (626,548)           (626,183)
 Income tax benefit .............................              ---                 ---
                                                       ------------        ------------

Net loss .......................................       $   (626,548)       $   (626,183)
                                                       ============        ============


Net loss per share, basic and diluted ..........       $      (0.06)       $      (0.06)

Weighted average number of common shares outstanding: (1)

  Basic and diluted ............................         10,365,000          10,365,000
                                                       ============        ============

(1) reflects exchange ratio from reverse merger with Pacific Development.



The accompanying notes are an integral part of the condensed financial statements.

                                       CHESHIRE DISTRIBUTORS, INC.
                               CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                              (unaudited)


                                      -------------------------
                                             Common Stock
                                      --------------------------
                                                                     Additional
                                       Number of                       paid-in       Accumulated
                                        shares          Amount         capital          deficit         Total
------------------------------------------------------------------------------------------------------------------------------------

Balance March 1, 2000 ..........      10,365,000     $    10,365     $   229,371     ($  979,910)   ($  740,174)

Shares Issued May 2000 .........             456               0           4,070            --            4,070

Shares Issued to correct August
1999 share purchase amount .....          65,594              66             (66)           --               --

Shares Issued October 2000
conversion of note payable .....          97,765              98         155,715            --           155,813

Shares Issued October 2000
for consulting services ........          20,000              20          18,780            --            18,800

Valuation of non-cash conversion
feature and warrants on debt
instruments ....................             --              --          847,936            --           847,936

Shares issued to outside
Consultant for services ........         500,000             500         624,500            --           625,000

Net loss for the period ........            --               --              --       (2,619,200)     (2,619,200)

                                      --------------------------------------------------------------------------------
Balance November 30, 2000 ......      11,048,815     $    11,049     $ 1,880,306    ($ 3,599,110)   ($ 1,707,755)

                                      ===============================================================================



The accompanying notes are an integral part of the condensed financial statements.


                           CHESHIRE DISTRIBUTORS, INC.
                      CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                  For the nine months ended
                                                                          November 30,
                                                                   2000               1999
                                                            ------------------------------------
Cash Flows from Operating Activities
------------------------------------

Net loss ...............................................       $(2,619,200)      $    (626,548)
Adjustments to reconcile net loss to net cash flows from
operations:

  Depreciation and amortization ........................           698,500                 --
  Non-cash financing charges ...........................           643,800                 --
Changes in assets and liabilities:
  Prepaid expenses .....................................            (3,186)                --
  Other assets .........................................            (1,176)                --
  Accounts payable .....................................           217,460                 387
  Accrued expenses .....................................           273,554                 --
                                                               -----------           ----------
  Net cash used in operating activities ................          (790,248)            (626,161)
                                                               -----------           ----------

Cash flows from investing activities
------------------------------------

  Purchase of property and equipment ...................           (14,899)                --
  Investment in Cardoso Cigarette Depot (Pty) Ltd. .....        (1,033,863)             (20,000)
                                                               -----------             --------
    Net cash used in investing activities ..............        (1,154,093)             (20,000)
                                                               -----------             --------

Cash flows from financing activities
------------------------------------
  Proceeds from debt ...................................         2,458,671               315,000
  Repayment of debt ....................................          (503,556)                 --
  Deferred loan costs ..................................           (10,745)                 --
  Issuance of common stock .............................             4,070               350,000
                                                               -----------             ---------
    Net cash provided by financing activities ..........         1,948,440               665,000
                                                               -----------             ---------
    Net increase in cash and cash equivalents ..........             4,099

    Cash and cash equivalents, beginning of period .....             6,348                   --
                                                               -----------              --------
    Cash and cash equivalents, end of period ...........       $    10,447            $   18,839
                                                               ===========              ========



The accompanying notes are an integral part of the condensed financial statements.


                           CHESHIRE DISTRIBUTORS, INC.
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


   1     MANAGEMENT'S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

     Cheshire Distributors, Inc. ("Cheshire" or "the Company") has prepared the accompanying condensed financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations.


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


                           CHESHIRE DISTRIBUTORS, INC.
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


   3     NOTES PAYABLE

         The Company has the following notes outstanding at November 30, 2000:

         $350,000  face  amount  7%  unsecured  promissory  note,
         convertible  into shares of stock at a rate of $3.50 per
         share until  maturity,  which was November 18, 2000. The
         note is in default and is shown as a current liability          350,000

         $40,000  term loan payable to a bank,  with  interest at
         9%,  secured by a pledge of bank  account  belonging  to
         shareholders  of the  Company,  originally  due June 26,
         2000. This note has been extended, under the same terms,
         with interest at 9.5%, and is due March 26, 2001.               40,000

         $1,400,000  face amount 6%  unsecured  promissory  note,
         convertible  into  shares of common  stock at 80% of the
         market value of each share of the Company's common stock
         until  maturity,  which is March 22,  2003.  $400,000 of
         this debt has been repaid leaving a current  outstanding
         balance  of $1,000,000. Note holder has issued a  demand
         for  payment  citing certain technical defaults and  the
         note is included as a current liability                       1,000,000

         $320,000  face  amount  6%  unsecured   promissory  note
         convertible  into  shares of common  stock at 72% of the
         market value of each share of the Company's common stock
         until maturity, which is May 17, 2003                           320,000

         $205,000  face  amount  6%  unsecured   promissory  note
         convertible  into  shares of common  stock at 72% of the
         market value of each share of the Company's common stock
         until maturity, which is May 17, 2003.                          205,000

         $175,000  face  amount  6%  unsecured   promissory  note
         convertible  into  shares of common  stock at 72% of the
         market value of each share of the Company's common stock
         until maturity, which is May 17, 2003.                          175,000


         $200,000  face  amount  14%  unsecured  promissory  note
         convertible into shares of common stock at a fixed price
         of $3.50 per each share of the  Company's  common  stock
         until maturity, which is May 31, 2001.                          200,000

         $100,000  face amount 10%  unsecured  promissory  demand
         note payable to a principal shareholder.   Due on demand
         and reflected as a current liability.                           100,000


                           CHESHIRE DISTRIBUTORS, INC.
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


         $100,000  face  amount  15%  unsecured  promissory  note
         payable  October  9,  2000.  Additional  funds have been
         advanced by this note holder and the prior note has been
         rolled into a new note for $156,500  bearing interest at
         the  rate of 20% which is due on January 24, 2001.  This
         note is in default and is carried as a current liability.
                                                                         156,500

         $50,000  face  amount  20%  unsecured   promissory  note
         payable  October  9,  2000.  This note is in default and
         is carried as a current liability.                               50,000

         $18,121  of other  notes,  including  capital  leases of
         $9,500,  payable over various  terms,  from one to three
         years.                                                            8,120
                                                                     -----------

            Total notes outstanding                                    2,604,620

            Less amounts classified as current                         1,904,620
                                                                     -----------
            Total long term debt                                     $   700,000
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


         For the quarter and nine months ended November 30, 2000, the Company recorded $620,000 and $1,157,745 respectively in non-cash financing costs related to conversion privileges and warrants contained in certain of the above outstanding debt and option instruments, based on the approximate fair value of these conversion privileges warrants and options.

   4     INVESTMENT IN CARDOSO CIGARETTE DEPOT (PTY) LTD.

         On April 7, 2000, the Company closed the first installment of $1,000,000 of the purchase of the outstanding shares of common stock of Cardoso Cigarette Depot (Pty.) Limited, pursuant to the Stock Purchase Agreement originally dated September 23, 1999, between the Company and Eduardo P.V. Cardoso and Alberteina Cardoso ("Sellers") and Cardoso, as amended by the Amended Stock Purchase Agreement dated April 7, 2000 (collectively, the "Purchase Agreement"). All of the shares of the Sellers have been placed in escrow, pending full payment for their shares in Cardoso. Additionally, the Sellers had given the Company their proxy to vote their shares at any general or special meeting of the shareholder's of Cardoso until October 7, 2000.


                           CHESHIRE DISTRIBUTORS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


         The purchase agreement provided that the total purchase price of $10,000,000 was payable in cash in installments of $1,000,000 at closing (April 7, 2000), a second installment of $2,000,000 on or before the twenty-first day after the closing (May 1, 2000) and a final installment of $7,000,000 on or before the date which is six months after the closing date (October 7, 2000). The $1,000,000 April 7th installment was paid with funds raised through the issuance of additional debt securities. An amendment to the Agreement in May 2000 provided for the entire balance of $9,000,000 to be paid on or before October 7, 2000, and this date was subsequently extended to December 31, 2000.

         On February 8, 2001, in consideration of mutual releases of both parties to the Cardoso acquisition agreement, the Company terminated the agreement to acquire Cardoso Cigarette Depot (Pty) Ltd. The decision was based upon notification to Cheshire by its lead lender of its decision to withdraw its financing proposal after reviewing the financial results and operating losses of Cardoso for the third quarter. Cardoso results were significantly below expectations due primarily to the increased costs of fuel used by its fleet of delivery trucks and the devaluation of the South African Rand in comparison to the U.S. Dollar. Cheshire has been able to negotiate the return of $1,000,000 previously paid to Mr. Cardoso as installment one of the stock purchase agreement.

         Although the Company previously presented Cardoso as a consolidated subsidiary in its May and August 2000 form 10Q, the accompanying financial statements present only the operations of Cheshire Distributors, Inc. for the three and nine month periods ended November 30, 2000. The investment in Cardoso Cigarette Depot (Pty) Ltd. is shown at cost, which approximates net realizable value.

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

         On April 7, 2000 Cheshire acquired 10% of the outstanding shares of Cardoso Cigarette Depot (Pty.) Limited ("Cardoso"), a major tobacco, confectionery and cosmetic distributor, and one of the largest privately held companies in South Africa, and incurred a commitment to acquire the remaining 90%. Total purchase price was $10,000,000, of which $1,000,000 was paid by the Company in April 2000.

         On February 8, 2001, in consideration of mutual releases of both parties to the Cardoso acquisition agreement, the Company terminated the agreement to acquire Cardoso Cigarette Depot (Pty) Ltd. The decision was based upon notification to Cheshire by its lead lender of its decision to withdraw its financing proposal after reviewing the financial results and operating losses of Cardoso for the third quarter. Cardoso results were significantly below expectations due primarily to the increased costs of fuel used by its fleet of delivery trucks and the devaluation of the South African Rand in comparison to the U.S. Dollar. Cheshire expects to receive a refund of monies previously paid to Cardoso pursuant to the stock purchase agreement.

               Liquidity and Capital Resources
         -------------------------------

         The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                                                                    Nine months
                                                                      ended
                                                                    November 30,
                                                                       2000
                                                                    -----------
          Operating activities                                      $ (790,248)
          Investing activities                                      (1,154,093)
          Financing activities                                       1,948,440
                                                                    -----------
          Net increase in cash                                      $    4,099
                                                                    ===========


         During the nine months ended November 30, 2000, the Company generated substantially all of its cash through debt financing. Proceeds from financing were used to acquire 10% of the outstanding shares of Cardoso. The balance was used to cover operating expenses, costs related to the Cardoso acquisition, and the repayment of certain short term debt of approximately $500,000. The Company expects to receive approximately $1,000,000 in funds previously advanced under the Cardoso agreement, which funds will constitute the bulk of the Company's liquid resources.

         The Company has approximately $3.2 million in outstanding liabilities, including $2.6 million in promissory notes, which by their terms, are due in greater than one year. The Company plans to reach a settlement with its various unsecured creditors for a discounted payment against the amount of the obligation due to them, to maintain the company's status as an ongoing entity and to look for new business opportunities.



PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Report on Form 8-K

              (a)  Exhibits - None
              (b)  Reports on Form 8-K - None

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CHESHIRE DISTRIBUTORS, INC.



                                            By: /s/ Gilad Gat
                                               ---------------------------------
                                                 Treasurer and a Director
                                                 Date: February 22, 2001





