Form 10KSB
period 2000-12-31
CHESHIRE DISTRIBUTORS INC
filed 2002-05-03
CIK 946283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                          -----------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ______________ to ______________

                         Commission file number 0-26186

                           CHESHIRE DISTRIBUTORS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Delaware                                     84-1209978
-------------------------------------------------      -------------------------
     (State or Other Jurisdiction of                       (I.R.S. Employer
      Incorporation or Organization)                      Identification No.)

152 West 57th St. - 4th Floor, New York, New York               10019
-------------------------------------------------      -------------------------
   (Address of Principal Executive Offices)                  (Zip Code)

                                 (212) 541-5800
--------------------------------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code)

         Securities Registered under Section 12(b) of the exchange Act:

                                                   Name of Each Exchange
       Title of Each Class                         on Which Registered
       -------------------                         -------------------
             None
---------------------------------           ------------------------------------

---------------------------------           ------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.001 par value per share
--------------------------------------------------------------------------------
                                (Title of Class)


--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No __X__

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__

                  The issuer's revenues for its most recent fiscal year. $-0-.

         As of December 31, 2000, Due to the limited market for the Company securities, no estimate is being supplied herewith of the market value for such securities.

         The number of shares outstanding of the registrant's Common Stock outstanding as of December 31, 2000 was 11,048,815.


         Transitional Small Business Disclosure Format: Yes ____; No __X__

                                     PART I
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS

Overview
--------

         We were originally incorporated under the laws of the state of Colorado under the name Tamaron Oil & Gas, Inc. ("Tamaron") in September 1992 to be the successor to a corporation also named "Tamaron Oil & Gas, Inc.", which was dissolved by the Colorado Secretary of State in 1990. In August 1995, we changed our name from Tamaron to Pacific Development Corporation ("Pacific Development"). Pursuant to an Agreement of Merger and Plan of Merger and Reorganization dated March 10, 2000 by and among Pacific Development, and its wholly owned subsidiary, Cheshire Holdings, Inc. ("Cheshire Holdings"), a Delaware corporation, Cheshire Holdings and Pacific Development were merged into a single corporation existing under the laws of the State of Delaware, with Cheshire Holdings being the surviving corporation. The merger took effect on March 24, 2000. Simultaneously with the merger, the name of the surviving corporation was changed to our current name, Cheshire Distributors, Inc.

Potential Business Combination
------------------------------

         We currently have no business activities. We will attempt to locate and negotiate with a business entity for the merger of that target business into us. In certain instances, a target business may wish to become a subsidiary of ours or may wish to contribute assets to us rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

         We believe that there are perceived benefits to being a reporting company with a class of publicly-traded securities, even though we have no active business activities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) shareholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through options stock; (8) enhanced corporate image; and (9) a presence in the United States capital market.

         A business entity, if any, which may be interested in a business combination with us may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

         We will be actively engaged in seeking a qualified company as a candidate for a business combination. We may then enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

         We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

         In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.

         Following a business combination, we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

         A potential target business may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

         In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and stockholders will no longer be in control of the company. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

         It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

         With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the company which target business stockholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest following any merger or acquisition. Any merger or acquisition we effect can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders at such time.

         We cannot assure you that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

         We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. We believe (but have not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for stockholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.


ITEM 2. DESCRIPTION OF PROPERTY

         In February 2000, we entered into a five year lease for office facilities located in Westport, Connecticut, which terminates on February 5, 2005. Although this lease has not been terminated, we are presently not making any payments with respect to this lease. We do not presently own or lease any other material property.

ITEM 3. LEGAL PROCEEDINGS

         We are not currently involved in any material litigation or legal proceedings and are not aware of any potentially material litigation or proceeding threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fiscal year covered by this Report.

                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR SECURITIES

         Our shares of Common Stock currently trade on the Pink Sheets. Historically, the high and low price quotations for our common stock, $.001 par value per share, as reported to by the OTC Bulletin Board for 1999 and 2000 is listed in the following chart. These quotations are between dealers, do not include retail mark-ups, markdowns or other fees and commissions, and may not represent actual transactions.


QUARTER ENDED                                    LOW            HIGH
-------------                                   ------         ------
1999
1st Quarter                                      N/A            N/A
2nd Quarter                                      N/A            N/A
3rd Quarter                                      N/A            N/A
4th Quarter                                      N/A            N/A

2000

1st Quarter                                      N/A            N/A
2nd Quarter                                     7.00           4.00
3rd Quarter                                     1.50           4.125
4th Quarter                                      .75           2.00



         At December 31, 2000, there were approximately 414 holders of record of our Common Stock. We have not paid dividends on our shares of Common Stock outstanding during the past two fiscal years. There are no restrictions that limit the ability of the Company to pay dividends or are likely to do so in the future.

RECENT SALE OF UNREGISTERED SECURITIES

         We did not have any sales of unregistered securities during 2000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, INTENTIONS, BELIEFS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS INCLUDE THE COMPANY'S STATEMENTS REGARDING LIQUIDITY, ANTICIPATED CASH NEEDS AND AVAILABILITY AND ANTICIPATED EXPENSE LEVELS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENT. IT IS IMPORTANT TO NOTE THAT THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS. ADDITIONALLY, THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT.

         Pacific Development was incorporated under the laws of the State of Colorado on September 21, 1992, to be the successor to a corporation also named "Tamaron Oil & Gas, Inc.," which was dissolved by the Colorado Secretary of State in 1990. The predecessor corporation named "Tamaron Oil & Gas, Inc." was organized under Colorado law on October 6, 1982. Tamaron's name was changed to "Pacific Development Corporation" and the number of its authorized shares of common stock, $0.001 par value per share, was increased from 20,000,000 to 100,000,000 shares on August 14, 1995.

         Effective March 24, 2000, Pacific and Cheshire Holdings were merged into a single corporation existing under the laws of the state of Delaware, with Cheshire Holdings being the surviving corporation. The name of the surviving corporation was changed to Cheshire Distributors, Inc. Each share of Pacific's issued and outstanding common stock was automatically converted into shares of Cheshire Distributors, Inc.'s common stock. Pacific was formed for the purpose of acquiring an operating business and at the time of the merger, had no significant assets or liabilities. The transaction has been accounted for as a reverse merger/recapitalization of Cheshire Distributors, Inc., which is the acquirer of Pacific for accounting purposes.

         On April 7, 2000, the Company closed the first installment of $1,000,000 of the purchase of the outstanding shares of common stock of Cardoso Cigarette Depot (Pty) Ltd. ("Cardoso"), pursuant to the Stock Purchase Agreement originally dated September 23, 1999, between the Company and Eduardo P.V. Cardoso and Alberteina Cardoso ("Sellers") and Cardoso, as amended by the Amended Stock Purchase Agreement dated April 7, 2000 (collectively, the "Purchase Agreement"). All of the shares of the Sellers had been placed in escrow, pending full payment for their shares in Cardoso. On February 8, 2001, in consideration of mutual releases of both parties to the Cardoso Purchase Agreement, the Company terminated the agreement to acquire Cardoso Cigarette Depot (Pty) Ltd. The decision was based upon notification to the Company by its lead lender of its decision to withdraw its financing proposal after reviewing the financial results and operating losses of Cardoso for the third quarter. The Company has been able to negotiate the return of $1,000,000 previously paid to Mr. Cardoso as installment one of the Purchase Agreement. This amount has been returned to the Company in February 2001.

         On June 5, 2000, we changed our fiscal year from December 31 to February 28. The change was made to coincide with the fiscal year of Cardoso Cigarette Depot (Pty.) Ltd. On July 9, 2001, we changed our fiscal year back to December 31.

         We were originally incorporated on May 12, 1999. Since the transaction has been treated for accounting purposes as a reverse merger, only the historical operations of Cheshire Distributors, Inc. are presented.

         We were formed for the purpose of acquiring an operating business and we are currently seeking to obtain capital in order to take advantage of business opportunities which may have profit potential. Accordingly, our financial statements are presented as statements of a development stage enterprise.

         As of December 31, 2000, we were a development stage enterprise, which incurred losses of approximately $3,855,000 since inception and its current liabilities exceed its current assets by approximately $3,067,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Continuation of our operations is dependent on its exiting the development stage, achieving sufficiently profitable operations and obtaining adequate financing.

         We have incurred substantial losses and have been funding our operations through debt and equity financings. We will need to continue to fund our operations in this manner until it achieves sufficiently profitable operations. We plan to eliminate the going concern uncertainly by raising additional funds through debt and/or equity financings. In addition, we have negotiated several note modification and settlement agreements with various note holders and creditors. The achievement and/or success of these planned measures, however, cannot be determined at this time.

ITEM 7. FINANCIAL STATEMENTS

         All financial information required by this Item is attached hereto beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company as of December 31, 2000 are as follows:



NAME                            AGE       POSITION
----                            ---       --------
Lev Greenberg(1)                 51       Chairman of the Board, Chief Executive
                                          Officer and President

Gilad Gat(1)                     37       Director and Vice President
---------------------
(1) Lev Greenberg and Gilad Gat resigned as officers and directors pursuant to Note Modifications entered between the Company and certain holders of convertible notes on May 7, 2001.

         Set forth below is a brief background of our executive officers and directors as of December 31, 2000, based on information supplied by them.

         LEV GREENBERG, Chairman, Chief Executive Officer and president as of December 31, 2000, was Director of Import-Export Operations and a member of the management team at Cardoso Cigarette Depot Ltd in South Africa until 1999. From 1987 until 1991, Mr. Greenberg was active in the corporate sector as the owner and manager of a company that engaged in the production and distribution of dry goods inside the Soviet union. Mr. Greenberg held management positions in government owned companies in the Agricultural- Oil and Gas- and Heavy Equipment Industries from 1973 to 1987. Mr. Greenberg was educated as an Electrical Engineer at Chelabinsk Techno.

         GILAD GAT, Director and Vice President as of December 31, 2000, completed his B.A. in economics in 1988 at Jerusalem University and joined the Bank of Israel as an analyst in the reserve management team. In 1990 he joined the First International Bank of Israel, a part of the Republic Bank Group, the fifth largest bank in Israel. Upon finishing his MBA in international finance and information systems at Jerusalem University in 1992, Mr. Gat was appointed chief economist for the foreign exchange department of the bank and a member of its management committee. In 1994, Mr. Gat joined the Mayer Group as its Manager of Business Development. Here, he was responsible for turning the Mortgage Institution into a fully licensed bank, restructure the group financially and help develop innovative financial strategies for its joint venture companies in South Africa.

         The directors and executive officers of the Company as of this date are as follows:


NAME                            AGE       POSITION
----                            ---       --------

Abe Grossman(1)                  49       Chairman, Chief Executive Officer and
                                          Director
----------------------
(1) Abe Grossman was appointed as the sole officer and director of the Company pursuant to Note Modifications entered between the Company and certain holders of convertible notes on May 7, 2001.

         Set forth below is a brief background of our executive officers and directors as of this date, based on information supplied by them.

         ABE GROSSMAN. Abe Grossman has more than two decades of experience in the health care and real estate industries as a developer and manager of various skilled nursing facilities, as well as other commercial and residential properties. Mr. Grossman also has served as an investment advisor and trustee of a jointly operated union/management welfare and pension fund with holdings in excess of $100 million.

         Directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. Directors are reimbursed for travel expenses.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal year 2000, we are not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2000, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10. EXECUTIVE COMPENSATION

         Our officers and directors have not been awarded, earned or paid any compensation since May 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables set forth certain information regarding the beneficial ownership of our common stock as of December 31, 2000 and as of the date hereof. On May 7, 2001, the Company entered into Note Modifications with certain convertible note holders, which resulted in the issuance of 24,566,384 shares of common stock and the cancellation of 9,104,981 shares of common stock held by the officers and directors prior to May 7, 2001.

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2000 by

         o each person who, to our knowledge, beneficially owns more than 5% of the our common stock;

         o        each of our directors; and

         o        all of our executive officers and directors as a group:


                                          NUMBER OF SHARES       APPROXIMATE
                                            BENEFICIALLY         PERCENTAGE OF
         NAME*                                 OWNED             COMMON STOCK**
         -------------                    ----------------       --------------

         Lev Greenberg                          8,472,979                 76.0%

         Gilad Gat                                505,702                  4.5%



         All Officers and Directors as
         a Group (2 person)                     9,008,428                 80.8%
------------------

         The foregoing table is based upon 11,048,815 shares of common stock outstanding as of December 31, 2000, assuming no other changes in the beneficial ownership of our securities.


         The following table sets forth certain information regarding the beneficial ownership of our common stock as of this date by

         o each person who, to our knowledge, beneficially owns more than 5% of the our common stock;

         o        each of our directors; and

         o        all of our executive officers and directors as a group:


                                          NUMBER OF SHARES       APPROXIMATE
                                            BENEFICIALLY         PERCENTAGE OF
         NAME*                                 OWNED             COMMON STOCK**
         -------------                    ----------------       --------------

         Abe Grossman                                   0                   --
         c/o Cheshire Distributors, Inc.,
         152 West 57th St. - 4th Floor,
         New York, New York 10019

         The Keshet Fund, L.P.                  5,633,452                 16.1%
         152 West 57th St. - 4th Floor,
         New York, New York 10019

         Keshet, L.P.                           8,793,681                 25.2%
         c/o Ragnall House, 18 Peel Road
         Douglas, Isle of Man, 1M1

         Nesher, Ltd.                           4,809,045                 13.8%
         c/o Ragnall House, 18 Peel Road
         Douglas, Isle of Man, 1M1


         All Officers and Directors
         as a Group (1 person)                          0                   --
------------------

         The foregoing table is based upon 34,800,374 shares of common stock outstanding as of this date, assuming no other changes in the beneficial ownership of our securities.

         The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the rules and regulations promulgated under the Securities Exchange Act of 1934. Beneficially owned securities may include securities owned by and for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual. Beneficially owned securities may also include other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days pursuant to the conversion of convertible equity, exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a) REPORTS ON FORM 8-K

We filed the following reports on Form 8-K in the fourth quarter of fiscal year 2000:

A report on Form 8-K was filed on December 22, 2000 under Item 5, reporting that Lev Greenberg had assumed the additional duties of Chief Executive Officer.

         (b) EXHIBITS

         The following Exhibits are filed as part of this Report:

       Exhibit
       Number              Description
       ------              -----------

         3.1 Articles of Incorporation of Tamaron Oil & Gas, Inc. filed October 6, 1982, incorporated by reference to Exhibit 2.1 on the Company' s Form 10-SB/A filed July 3, 1996.

         3.2 Articles of Amendment to the Articles Incorporation of Tamaron Oil & Gas, Inc. filed September 22, 1983, incorporated by reference to Exhibit 2.2 on the Company' s Form 10-SB/A filed July 3, 1996.
         3.3 Articles of Amendment to the Articles Incorporation of Tamaron Oil & Gas, Inc. filed October 16, 1985, incorporated by reference to Exhibit 2.3 on the Company' s Form 10-SB/A filed July 3, 1996.
         3.4 Bylaws of Tamaron Oil & Gas, Inc, , incorporated by reference to Exhibit 2.4 on the Company' s Form 10-SB/A filed July 3, 1996.
         3.5 Articles of Incorporation of Tamaron Oil & Gas, Inc., filed September 21, 1992, incorporated by reference to Exhibit 2.5 on the Company' s Form 10-SB/A filed July 3, 1996.
         3.6 Articles of Amendment to the Articles of Incorporation of Tamaron Oil & Gas, Inc., filed April 13, 1995, incorporated by reference to Exhibit 2.6 on the Company's Form 10-SB/A filed April 13, 1995.
         3.7 Bylaws of Tamaron Oil & Gas, Inc, , incorporated by reference to Exhibit 2.7 on the Company' s Form 10-SB/A filed July 3, 1996.
         3.8 Articles of Amendment to the Articles of Incorporation of Tamaron Oil & Gas, Inc., filed August 14, 1995, incorporated by reference to Exhibit 2.8 on the Company's Form 10-SB/A filed April 13, 1995.
         10.1     Stock Purchase Agreement, incorporated by reference to Exhibit
                  10.1 on the Company' s Form 8-K filed November 4, 1999.
         10.2     Agreement and Plan of Merger, incorporated by reference to
                  Exhibit 10.2 on the Company's Form 8-K filed February 18,
                  2000.
         10.3 Agreement of Merger and Plan of Merger and Reorganization, incorporated by reference to Exhibit 10.3 on Form 8-K filed March 23, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of May, 2002.


                                                CHESHIRE DISTRIBUTORS, INC.



                                                /s/ Abe Grossman
                                                --------------------------------
                                                Abe Grossman, Chairman and Chief
                                                Executive Office

REPORT OF INDEPENDENT AUDITORS
------------------------------


                     THE BOARD OF DIRECTORS AND STOCKHOLDERS
Cheshire Distributors, Inc.

We have audited the accompanying balance sheet of Cheshire Distributors, Inc. (a development stage enterprise) as of December 31, 2000, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year ended December 31, 2000, the period May 12, 1999 (inception) to December 31, 1999, and for the period May 12, 1999 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cheshire Distributors, Inc. at December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000, the period May 12, 1999 (inception) to December 31, 1999, and for the period May 12, 1999 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and has a working capital deficiency and shareholders' deficit at December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                             WOLINETZ, LAFAZAN &
                                                             COMPANY, P.C.



Rockville Centre, New York
July 25, 2001

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                                  BALANCE SHEET
                                  -------------
                                DECEMBER 31, 2000
                                -----------------


                                     ASSETS
                                     ------

Current Assets:
  Cash and Cash Equivalents                                         $     8,404
  Other Current Assets                                                    2,172
                                                                    ------------

         Total Current Assets                                            10,576

Property and Equipment (Net of Accumulated
  Depreciation of $3,578)                                                11,321

Investment in Cardoso Cigarette
  Depot (Pty) Ltd.                                                    1,000,000

Deferred Loan Costs (Net of Accumulated
  Amortization of $797,093)                                             230,588

Security Deposits                                                         7,077
                                                                    ------------

         Total Assets                                               $ 1,259,562
                                                                    ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current Liabilities:
  Accounts Payable                                                  $   194,033
  Accrued Expenses                                                      434,038
  Notes Payable - Current Portion                                     2,449,915
                                                                    ------------

         Total Current Liabilities                                    3,077,986

Long-Term Liabilities - Notes Payable                                     2,343
                                                                    ------------

         Total Liabilities                                            3,080,329
                                                                    ------------

Commitments and Contingencies

Stockholders' Deficit:
  Common Stock, $0.001 Par Value;
    Authorized 100,000,000 Shares,
    Issued and Outstanding 11,048,815 Shares                             11,049
  Additional Paid-In Capital                                          2,023,148
  Deficit Accumulated in the Development Stage                       (3,854,964)
                                                                    ------------

         Total Stockholders' Deficit                                 (1,820,767)
                                                                    ------------

Total Liabilities and Stockholders' Deficit                         $ 1,259,562
                                                                    ============



The accompanying notes are an integral part of the financial statements.


                                      CHESHIRE DISTRIBUTORS, INC.
                                      ---------------------------
                                    (A DEVELOPMENT STAGE ENTERPRISE)
                                    --------------------------------
                                        STATEMENT OF OPERATIONS
                                        -----------------------
                                                 For the Year     For the Period      For the Period
                                                     Ended         May 12, 1999        May 12, 1999
                                                  December 31,    (Inception) to      (Inception) to
                                                     2000        December 31, 1999   December 31, 2000
                                                 ------------       ------------       ------------
Revenues                                         $         -        $         -        $         -

Selling, General and Administrative Expenses       2,078,714            515,683          2,594,397
                                                 ------------       ------------       ------------

Loss From Operations                              (2,078,714)          (515,683)        (2,594,397)
                                                 ------------       ------------       ------------

Other Income (Expense):
  Interest Expense and Other Financing Charges      (530,530)          (349,380)          (879,910)
  Interest Income                                      3,153                496              3,649
  Amortization of Loan Fees                         (797,093)                 -           (797,093)
  Extinguishment of Debt                             552,557                  -            552,557
  Loss on Investment                                (139,770)                 -           (139,770)
                                                 ------------       ------------       ------------

         Total Other Income (Expense)               (911,683)          (348,884)        (1,260,567)
                                                 ------------       ------------       ------------

Net Loss                                         $(2,990,397)       $  (864,567)       $(3,854,964)
                                                 ============       ============       ============

Net Loss Per Share, Basic and Diluted            $      (.29)       $      (.15)
                                                 ============       ============

Weighted Average Number of Common Shares
  Outstanding:
    Basic and Diluted                             10,478,437          5,836,119
                                                 ============       ============










              The accompanying notes are an integral part of the financial statements.


                                             CHESHIRE DISTRIBUTORS, INC.
                                             ---------------------------
                                          (A DEVELOPMENT STAGE ENTERPRISE)
                                          --------------------------------
                                    STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    ---------------------------------------------
                            FOR THE PERIOD MAY 12, 1999 (INCEPTION) TO DECEMBER 31, 2000
                            ------------------------------------------------------------

                                                                                          Deficit
                                                                                        -----------
                                                                                        Accumulated
                                                                                        -----------
                                                                          Additional       in the
                                                                         ------------   -----------
                                                  Common Stock             Paid-In      Development
                                           ---------------------------   ------------   -----------
                                              Shares         Amount        Capital         Stage           Total
                                           ------------   ------------   ------------   ------------   ------------
Balance, May 12, 1999                                -    $         -    $         -    $         -    $         -

Common Stock Issued Upon Incorporation       9,890,927          9,891         (8,893)             -            998

Sale of Common Stock and Warrants              109,073            109        349,891              -        350,000

Valuation of Non-Cash Conversion
  Feature of Warrants                                -              -        128,500              -        128,500

Net Loss for the Period                              -              -              -       (864,567)      (864,567)
                                           ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1999                  10,000,000         10,000        469,498       (864,567)      (385,069)

Pacific Development Corporation
  Common Shares - Recapitalization             137,283            137           (137)             -              -

Costs Associated with Reverse Merger/
  Recapitalization                                   -              -       (275,000)             -       (275,000)

Issuance of Common Stock to Consultant
  for Services Under S-8                       227,717            228         35,068              -         35,296

Retirement of Common Stock
  by Related Party                            (406,544)          (407)           407              -              -

Issuance of Common Stock to Related
  Party Upon Exercise of Stock Options         407,000            407          3,663              -          4,070

Issuance of Common Stock to Correct
  August 1999 Share Purchase Amount             65,594             66            (66)             -              -

Issuance of Common Stock for
  Conversion of Note Payable                    97,765             98        155,715              -        155,813

Issuance of Common Stock
  for Consulting Services                       20,000             20         18,780              -         18,800

Valuation of Non-Cash Conversion Feature
  of Warrants and Debt Instruments                   -              -        847,936              -        847,936

Contributed Capital Pursuant to Debt
  Modification with Related Party                    -              -         76,026              -         76,026

Issuance of Common Stock Upon
  Exercise of Stock Options                    500,000            500          4,500              -          5,000

Stock Based Compensation                             -              -        686,758              -        686,758

Net Loss                                             -              -              -     (2,990,397)    (2,990,397)
                                           ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2000                  11,048,815    $    11,049    $ 2,023,148    $(3,854,964)   $(1,820,767)
                                           ============   ============   ============   ============   ============

                      The accompanying notes are an integral part of the financial statements.


                                              CHESHIRE DISTRIBUTORS, INC.
                                              ---------------------------
                                           (A DEVELOPMENT STAGE ENTERPRISE)
                                           --------------------------------
                                                STATEMENT OF CASH FLOWS
                                                -----------------------

                                                             For the Year       For the Period       For the Period
                                                                Ended            May 12, 1999         May 12, 1999
                                                             December 31,       (Inception) to       (Inception) to
                                                                 2000          December 31, 1999    December 31, 2000
                                                             ------------        ------------        ------------
Operating Activities:
  Net Loss                                                   $(2,990,397)        $  (864,567)        $(3,854,964)
                                                             ------------        ------------        ------------
  Adjustments to Reconcile Net Loss to Net Cash
    Used in Operating Activities:
      Depreciation and Amortization                              800,671                   -             800,671
      Stock Issued for Services and Other                         54,096             128,500             182,596
      Stock Based Compensation                                   686,758                   -             686,758
      Extinguishment of Debt                                    (552,557)                  -            (552,557)
  Changes in Operating Assets and Liabilities:
    (Increase) in Other Current Assets                            (2,172)                  -              (2,172)
    (Increase) in Security Deposits                               (7,077)                  -              (7,077)
    Increase in Accounts Payable and Accrued Expenses          1,057,894              45,725           1,103,619
                                                             ------------        ------------        ------------

         Total Adjustments                                     2,037,613             174,225           2,211,838
                                                             ------------        ------------        ------------

Net Cash (Used) in Operating Activities                         (952,784)           (690,342)         (1,643,126)
                                                             ------------        ------------        ------------


Investing Activities:
  Capital Expenditures                                           (14,899)                  -             (14,899)
  Investment in Cardoso Cigarette Depot (Pty) Ltd.            (1,000,000)                  -          (1,000,000)
                                                             ------------        ------------        ------------


Net Cash (Used) in Investing Activities                       (1,014,899)                  -          (1,014,899)
                                                             ------------        ------------        ------------

Financing Activities:
  Proceeds of Notes Payable                                    2,265,703             500,000           2,765,703
  Repayment of Notes Payable                                      (4,597)                  -              (4,597)
  Deferred Loan Costs                                            (92,898)            (86,847)           (179,745)
  Proceeds from Sale of Common Stock                                   -             350,998             350,998
  Proceeds from Exercise of Stock Options                          9,070                   -               9,070
  Costs Associated with Reverse Merger/Recapitalization         (275,000)                  -            (275,000)
                                                             ------------        ------------        ------------


Net Cash Provided by Financing Activities                      1,902,278             764,151           2,666,429
                                                             ------------        ------------        ------------

Net Increase (Decrease) in Cash and Cash Equivalents             (65,405)             73,809               8,404

Cash and Cash Equivalents - Beginning of Period                   73,809                   -                   -
                                                             ------------        ------------        ------------

Cash and Cash Equivalents - End of Period                    $     8,404         $    73,809         $     8,404
                                                             ============        ============        ============



                       The accompanying notes are an integral part of the financial statements.


                                              CHESHIRE DISTRIBUTORS, INC.
                                              ---------------------------
                                           (A DEVELOPMENT STAGE ENTERPRISE)
                                           --------------------------------
                                                STATEMENT OF CASH FLOWS
                                                -----------------------

                                                             For the Year       For the Period       For the Period
                                                                Ended            May 12, 1999         May 12, 1999
                                                             December 31,       (Inception) to       (Inception) to
                                                                 2000          December 31, 1999    December 31, 2000
                                                             ------------        ------------        ------------

Supplemental Disclosure of Cash Flow Information:
  Cash Paid for Interest                                     $    19,759         $         -         $    19,759
                                                             ============        ============        ============


  Cash Paid for Income Taxes                                 $         -         $         -         $         -
                                                             ============        ============        ============

Supplemental Disclosure of Non-Cash Investing and
  Financing Activities:
    Issuance of 97,765 Shares of Common Stock for
      Conversion of Note Payable                             $   155,813         $         -         $   155,813
                                                             ============        ============        ============

    Contributed Capital Pursuant to Debt Modification with
      Related Party                                          $    76,026         $         -         $    76,026
                                                             ============        ============        ============















                       The accompanying notes are an integral part of the financial statements.

                                                          F-5

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2000
                                -----------------


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
         --------------------------------------

         Pacific Development Corporation (a development stage enterprise) (formerly Tamaron Oil & Gas, Inc.) ("Pacific") was incorporated under the laws of the State of Colorado on September 21, 1992, to be the successor to a corporation also named "Tamaron Oil & Gas, Inc.," which was dissolved by the Colorado Secretary of State in 1990. The predecessor corporation named "Tamaron Oil & Gas, Inc." ("Tamaron") was organized under Colorado law on October 6, 1982. Tamaron's name was changed to "Pacific Development Corporation" and the number of its authorized shares of common stock, $0.001 par value per share, was increased from 20,000,000 to 100,000,000 shares on August 14, 1995.

         Effective March 24, 2000, Pacific and Cheshire Holdings, Inc., a Delaware corporation, were merged into a single corporation existing under the laws of the state of Delaware, with Cheshire Holdings, Inc. being the surviving corporation. The name of the surviving corporation was changed to Cheshire Distributors, Inc. ("the Company"). Each share of Pacific's issued and outstanding common stock was automatically converted into shares of Cheshire Distributors, Inc.'s common stock. Pacific was formed for the purpose of acquiring an operating business and at the time of the merger, had no significant assets or liabilities. The transaction has been accounted for as a reverse merger/recapitalization of Cheshire Distributors, Inc., which is the acquirer of Pacific for accounting purposes.

         On June 5, 2000 the Company changed its fiscal year from December 31 to February 28. The change was made to coincide with the fiscal year of Cardoso Cigarette Depot (Pty.) Ltd. (see Note 4). On July 9, 2001 the Company changed its fiscal year back to December 31.

         Cheshire Distributors, Inc. was originally incorporated on May 12, 1999. Since the transaction has been treated for accounting purposes as a reverse merger, only the historical operations of Cheshire Distributors, Inc. are presented.

         The Company was formed for the purpose of acquiring an operating business and is currently seeking to obtain capital in order to take advantage of business opportunities which may have profit potential. Accordingly, the Company's financial statements are presented as statements of a development stage enterprise.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2000 the Company was a development stage enterprise, has incurred losses of approximately $3,855,000 since inception and its current liabilities exceed its current assets by approximately $3,067,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company is dependent on its exiting the development stage, achieving sufficiently profitable operations and obtaining adequate financing. These financial statements do not reflect any adjustments relating to the recoverability and classification of assets carrying amounts and classification of liabilities should the Company be unable to continue as a going concern.

         The Company has incurred substantial losses and has been funding its operations through debt and equity financings. The Company will need to continue to fund its operations in this manner until it achieves sufficiently profitable operations. The Company plans to eliminate the going concern uncertainly by raising additional funds through debt and/or equity financings. In addition, the Company has negotiated several note modification and settlement agreements with various note holders and creditors (see Note 10). The achievement and/or success of these planned measures, however, cannot be determined at this time.

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2000
                                -----------------


NOTE 2 - Summary of Significant Accounting Policies
         ------------------------------------------

         Cash and Cash Equivalents
         -------------------------

         The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

         Use of Estimates
         ----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Property and Equipment
         ----------------------

         Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which approximate 2 to 5 years.

         Investment in Cardoso Cigarette Depot (Pty) Ltd.
         ------------------------------------------------

         Investment in Cardoso Cigarette Depot (Pty) Ltd. Is recorded at cost (see Note 4).

         Deferred Loans Costs
         --------------------

         Costs associated with the Company's debt financing transactions have been capitalized. Such costs are being amortized over the duration of the related loans.

         Revenue Recognition
         -------------------

         The Company uses the accrual method of accounting.

         Income Taxes
         ------------

         The Company records deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of the Company's assets and liabilities. An allowance is recorded, based upon currently available information, when it is more likely than not that any or all of the deferred tax assets will not be realized. The provision for income taxes includes taxes currently payable, if any, plus the net change during the year in deferred tax assets and liabilities recorded by the Company.

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2000
                                -----------------


NOTE 2 - Summary of significant Accounting Policies (Continued)
         ------------------------------------------

         Stock-Based Compensation
         ------------------------

         The Company accounts for stock-based compensation to its employees using the intrinsic value method, which requires the recognition of compensation expense over the vesting period of the option when the exercise price of the stock option granted is less that the fair value of the underlying common stock. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock as of the date of grant over the exercise price. Additionally, the Company provides pro forma disclosure of net loss and loss per share as if the fair value method has been applied in measuring compensation expense for stock options granted. Stock-based compensation related to options granted to non-employees is recognized using the fair value method.

         Loss Per Share
         --------------

         The computation of loss per share of common stock is computed by dividing net loss for the period by the weighted average number of common shares outstanding during that period.

         Because the Company is incurring losses, the effect of stock options and warrants is antidilutive. Accordingly, the Company's presentation of diluted earnings per share is the same as that of basic earnings per share.

         Fair Value of Financial Instruments
         -----------------------------------

         The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts payable, accrued expenses and notes payable approximated fair value because of the short maturity of these instruments.


NOTE 3 - Property and Equipment
         ----------------------

         Property and equipment is summarized as follows:

                  Furniture and Fixtures                              $   3,233
                  Office Equipment                                        4,514
                  Office Equipment Under Capital Leases                   7,152
                                                                      ----------
                                                                         14,899
                  Less:  Accumulated Depreciation                         3,578
                                                                      ----------
                                                                      $  11,321
                                                                      ==========

         Depreciation expense was $3,578 and $0 for the year ended December 31, 2000 and period ended December 31, 1999 respectively.

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2000
                                -----------------

NOTE 4 - Investment in Cardoso Cigarette Depot (Pty) Ltd.
         ------------------------------------------------

         On April 7, 2000, the Company closed the first installment of $1,000,000 of the purchase of the outstanding shares of common stock of Cardoso Cigarette Depot (Pty) Ltd. ("Cardoso"), pursuant to the Stock Purchase Agreement originally dated September 23, 1999, between the Company and Eduardo P.V. Cardoso and Alberteina Cardoso ("Sellers") and Cardoso, as amended by the Amended Stock Purchase Agreement dated April 7, 2000 (collectively, the "Purchase Agreement"). All of the shares of the Sellers had been placed in escrow, pending full payment for their shares in Cardoso. Additionally, the Sellers had given the Company their proxy to vote their shares at any general or special meeting of the shareholders of Cardoso until October 7, 2000.

         The Purchase Agreement provided that the total purchase price of $10,000,000 was payable in cash in installments of $1,000,000 at closing (April 7, 2000), a second installment of $2,000,000 on or before the twenty-first day after the closing (May 1, 2000) and a final installment of $7,000,000 on or before the date which is six months after the closing date (October 7, 2000). The $1,000,000 April 7th installment was paid with funds raised through the issuance of additional debt securities. An amendment to the Purchase Agreement in May 2000 provided for the entire balance of $9,000,000 to be paid on or before October 7, 2000, and this date was subsequently extended to December 31, 2000.

         On February 8, 2001, in consideration of mutual releases of both parties to the Cardoso Purchase Agreement, the Company terminated the agreement to acquire Cardoso Cigarette Depot (Pty) Ltd. The decision was based upon notification to the Company by its lead lender of its decision to withdraw its financing proposal after reviewing the financial results and operating losses of Cardoso for the third quarter. The Company has been able to negotiate the return of $1,000,000 previously paid to Mr. Cardoso as installment one of the Purchase Agreement. This amount has been returned to the Company in February 2001.

         Although the Company previously presented Cardoso as a consolidated subsidiary in its May and August 2000 interim quarterly filings, the accompanying financial statements present only the operations of Cheshire Distributors, Inc.


NOTE 5 - Notes Payable
         -------------

         Notes payable consist of the following:

              $350,000 face amount 7% unsecured promissory note,
              convertible into shares of stock at a rate of $3.50
              per share until maturity, which was November 18,
              2000. The note is in default and is shown as a
              current liability. In March 2001 this note was
              settled for payment of $99,310 and the issuance of
              4,029,512 conversion shares of common stock.          $   350,000

              $40,000 term loan payable to a bank, with interest at
              9%, secured by a pledge of bank account belonging to
              shareholders of the Company, originally due June 26,
              2000. This note has been extended, under the same
              terms, with interest at 9.5%, and is due March 26,
              2001. In April 2001 this note was settled for payment
              of $20,000.                                                20,000

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2000
                                -----------------


NOTE 5 - Notes Payable (Continued)
         -------------

              $1,400,000 face amount 6% unsecured promissory note,
              convertible into shares of common stock at 80% of the
              market value of each share of the Company's common
              stock until maturity, which is March 22, 2003.
              $400,000 of this debt has been repaid leaving a
              current outstanding balance of $1,000,000. Note
              holder has issued a demand for payment citing certain
              technical defaults and the note is included as a
              current liability. In March 2001 this note was
              settled for payment of $262,500 and the issuance of
              700,000 conversion shares of common stock.            $ 1,000,000

              $320,000 face amount 6% unsecured promissory note
              convertible into shares of common stock at 72% of the
              market value of each share of the Company's common
              stock until maturity, which is May 17, 2003. In March
              2001 this note was settled for payment of $84,000 and
              the issuance of 8,473,711 conversion shares of common
              stock.                                                    320,000

              $205,000 face amount 6% unsecured promissory note
              convertible into shares of common stock at 72% of the
              market value of each share of the Company's common
              stock until maturity, which is May 17, 2003. In March
              2001 this note was settled for payment of $45,938 and
              the issuance of 4,634,045 conversion shares of common
              stock.                                                    205,000

              $175,000 face amount 6% unsecured promissory note
              convertible into shares of common stock at 72% of the
              market value of each share of the Company's common
              stock until maturity, which is May 17, 2003. In March
              2001 this note was settled for payment of $53,813 and
              the issuance of 5,428,422 conversion shares of common
              stock.                                                    175,000

              $200,000 face amount 14% unsecured promissory note
              convertible into shares of common stock at a fixed
              price of $3.50 per each share of the Company's common
              stock until maturity, which is May 31, 2001. In March
              2001 this note was settled for payment of $60,410 and
              the issuance of 1,300,694 conversion shares of common
              stock.                                                    200,000

              $100,000 face amount 10% unsecured promissory demand
              note payable to a principal shareholder. Due on
              demand and reflected as a current liability. In March
              2001 this note was settled for payment of $32,474.         32,474

              $100,000 face amount 15% unsecured promissory note
              payable October 9, 2000. Additional funds have been
              advanced by this note holder and the prior note has
              been rolled into a new note for $156,500 bearing
              interest at the rate of 20% which is due on January
              24, 2001. This note is in default and is carried as a
              current liability. In March 2001 this note was
              settled for payment of $42,385 and the issuance of
              1,899,749 shares of common stock valued at $51,293.        93,678

              $50,000 face amount 20% unsecured promissory note
              payable October 9, 2000. This note is in default and
              is carried as a current liability.                         50,000

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2000
                                -----------------

NOTE 5 - Notes Payable (Continued)
         -------------

         $18,121 of other notes, including capital
         leases of $9,500, payable over various terms,
         from one to three years.                            $      6,106
                                                             -------------

                  Total Notes Outstanding                       2,452,258

                  Less Amounts Classified as Current            2,449,915
                                                             -------------

                  Total Long Term Debt                       $      2,343
                                                             =============

         In addition to conversion privileges contained in certain of the above outstanding debt instruments, the Company has granted the following outstanding warrants to purchase common shares:

         Three year warrant to purchase approximately 116,708 shares of the Company's common stock for total proceeds of $500,000 if exercised by October 1, 2001, and for total proceeds of $600,000 if exercised between October 1, 2001 and October 1, 2002. These warrants were cancelled pursuant to a note modification and release agreement (see Note 10).

         Two year warrant to purchase common shares at an amount equal to the number of common shares into which the above $150,000 face amount note is converted. Warrant exercise price will be equal to 75% of the fair market value of the Company's common stock at the date of exercise. These warrants were cancelled pursuant to a note modification and release agreement (see Note 10).

         For the year ended December 31, 2000, the Company recorded $660,915 in non-cash financing costs related to conversion privileges and warrants contained in certain of the above outstanding debt and option instruments, based on the approximate fair value of these conversion privilege warrants and options.


NOTE 6 - Accrued Expenses
         ----------------

         Accrued expenses consist of the following:

                  Accrued Expenses - Other                   $    316,310
                  Accrued Interest                                117,728
                                                             -------------

                                                             $    434,038
                                                             =============

NOTE 7 - Stockholders' Deficit
         ---------------------

         Recapitalization
         ----------------

         Cheshire Distributors, Inc. was originally incorporated with an authorization of 3,000 shares of common stock, par value $.01 per share. In January 2000 Cheshire Distributors, Inc. effected a 4,957.858 for 1 forward split and increased its common shares authorized to 100,000,000 shares, par value $.001 per share. All share and per share data is retroactively restated to reflect this recapitalization.

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2000
                                -----------------

NOTE 7 - Stockholders' Deficit (Continued)
         ---------------------

         Common Stock
         ------------

         Upon incorporation, Cheshire Distributors, Inc. issued 9,890,927 shares of common stock for $998.

         In August 1999 Cheshire Distributors, Inc. sold 174,667 shares of common stock and 174,667 common stock purchase warrants, exerciseable at $4, $5 and $6 per share in the first, second, and third year after May 2000 respectively, for an aggregate of $350,000. A total of 109,073 shares were issued in 1999 and in October 2000 a correction was made to adjust the amount purchased by 65,594 shares.

         As of December 31, 1999, there were 137,283 shares of Pacific issued and outstanding. Such shares were automatically converted into common stock of the Company in connection with the March 2000 merger (see Note 1).

         In February 2000 Pacific issued 227,717 shares of common stock valued at $35,296 to a consultant.

         In May 2000, a related party cancelled 406,544 shares of common stock and on May 26, 2000 such related party was granted an incentive stock option to purchase 407,000 shares of common stock at an exercise price of $.01 per share. In connection with these transactions, the Company recognized a charge of $2,161 during the year ended December 31, 2000. The stock option was exercised immediately.

         In October 2000, the Company issued 97,765 shares of common stock upon conversion of a note payable in the amount of $155,813.

         In October 2000, the Company issued 20,000 shares of common stock valued at $18,800 for services rendered.

         In November 2000, the Company granted an incentive stock option to purchase 500,000 shares of common stock at an exercise price of $.01 per share. In connection with this grant, the Company recognized a charge of $684,597 during the year ended December 31, 2000. The stock option was exercised immediately.

         2000 Omnibus Stock Incentive Plan
         ---------------------------------

         On May 3, 2000 the Company adopted its 2000 Omnibus Stock Incentive Plan ("the Plan").

         Under the Plan, the Board of Directors (or other committee appointed in accordance with the terms of the Plan) (the "Committee") would be authorized to make certain types of awards (collectively, "Incentive Awards"). Incentive Awards can be of different types: incentive stock options, nonqualified stock options, stock appreciation rights granted in tandem with options, stand-alone stock appreciation rights, restricted stock awards, phantom stock awards or bonuses payable in stock.

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2000
                                -----------------

NOTE 7 - Stockholders' Deficit (Continued)
         ---------------------

         2000 Omnibus Stock Incentive Plan (Continued)
         ---------------------------------

         The Plan authorizes an aggregate of 1,000,000 shares of the Company's Common Stock that may be subject to Incentive Awards. This number is subject to adjustment under certain circumstances described below. Shares delivered under the Plan may be authorized and unissued shares, treasury shares or shares acquired by the Company for purposes of the Plan. Generally, shares subject to an Incentive Award will again become available for purposes of the Plan to the extent that the Incentive Award terminates without the intended benefit having been paid or distributed to the participant.

         The Company has issued various stock options. The Options granted had full vesting immediately. A summary of the Company's stock options activity under the Plan is as follows:

                                                     Options
                               -------------------------------------------------
                                                  Price Range   Weighted Average
                                   Shares          Per Share     Exercise Price
                               --------------   --------------   ---------------

Balance-January 1, 2000                    -    $           -    $            -
Granted                              907,000     1.375 - 4.75               .01
Exercised                           (907,000)   (1.375 - 4.75)             (.01)
                               --------------   --------------   ---------------

Balance-December 31, 2000                  -    $           -    $            -
                               ==============   ==============   ===============

         The Company recognized approximately $687,000 stock-based compensation expense during the year ended December 31, 2000, relating to options granted to consultants with exercise prices below the estimated fair market value of the Company's common stock at the date of grant. The Company applies APB Opinion No. 25 and related Interpretations in accounts for these plans. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. The Company has adopted the disclosure-only provision of SFAS 123. Pro forma information regarding net income and earnings per share is required by Statement 123, and would be determined as if the Company has accounted for its employee stock options under the fair value method of that Statement. No stock options were granted to employees and, accordingly, there is no pro forma presentation. The fair value for the options granted to non-employees was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.5%; volatility factor of the expected market price of the Company's common stock of 50%; and a weighted-average expected life of the option, after the vesting period, of 10 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2000
                                -----------------

NOTE 7 - Stockholders' Deficit (Continued)
         ---------------------

         Common Stock Purchase Warrants
         ------------------------------

         The following common stock purchase warrants are outstanding at December 31, 2000:

         174,667 warrants exercisable at $4, $5 and $6 per share in the first, second, and third year after May 2000 respectively.

         97,765 warrants exercisable at $.36 per share, expiring December 31, 2001.


NOTE 8 - Income Taxes
         ------------

         For income tax purposes, the Company has a net operating loss carryforward ("NOL") at December 31, 2000 of approximately $2,878,000 expiring in 2015 if not offset against future federal taxable income. There are certain limitations as to the future annual use of the NOLs due to certain changes in the Company's ownership.

         Income tax benefit attributable to net loss differed from the amounts computed by applying the statutory Federal Income tax rate applicable for each period as a result of the following:

                                                        Year Ended         Period Ended
                                                     December 31, 2000   December 31, 1999
                                                     -----------------   -----------------
         Computed "expected" tax benefit             $        857,000    $        294,000

         Decrease in  tax  benefit  resulting
           from net operating loss for which
           no benefit is currently available                 (857,000)           (294,000)
                                                     -----------------   -----------------
                                                     $              -    $              -
                                                     =================   =================

         The Company had deferred tax assets of approximately $1,151,000 at December 31, 2000, resulting primarily from net operating loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding their future realization. The difference between the federal statutory rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance.

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2000
                                -----------------


NOTE 9 - Commitments and Contingencies
         -----------------------------

         Lease Commitments
         -----------------

         In February 2000 the Company entered into a 5 year lease for office facilities that terminates February 28, 2005. In addition to base rent, the lease provides for payment of certain other occupancy costs. Approximate future minimum payments under this lease are summarized as follows:

                                      Year Ending
                                     December 31,
                                     ------------

                                         2001                        $ 85,000
                                         2002                        $ 85,000
                                         2003                        $ 85,000
                                         2004                        $ 85,000
                                         2005                        $ 14,000

         Rent expense under this lease was approximately $74,000 for the year ended December 31, 2000.

NOTE 10 - Subsequent Events
          -----------------

         Note Modification and Release Agreements and Settlements with Vendors
         ---------------------------------------------------------------------
and Other Creditors
-------------------



         Effective as of May 7, 2001, the Company consummated various note modifications and release agreements ("Note Modifications") with the holders ("Convertible Noteholders") of outstanding convertible notes ("Convertible Notes") of the Company. The Company had 6 Convertible Noteholders who held an aggregate of $2,250,000 in principal plus $106,376 of accrued interest excluding any penalty or default interest of the Company. Additionally, some of the Convertible Noteholders had earlier received warrants to purchase common stock. Pursuant to the Note Modifications, the Convertible Noteholders agreed to the full satisfaction and payment of the Convertible Notes and cancellation of the warrants by the Company issuing an aggregate of 24,566,384 shares of the Company's common stock and delivering cash payments in the amount of $605,971 in reduction of the outstanding amounts due under the Convertible Notes. The Company also agreed to use its best efforts to negotiate with all other noteholders of the Company and unsecured creditors for the satisfaction and release of their claims against the Company. Additionally, as part of the Note Modifications, the existing directors of the Company, Lev Greenberg, Lionel Growan and Gilad Gat agreed to resign as directors and officers effective upon completion of the Note Modifications and delivery of the Company's shares to the respective Convertible Noteholders which occurred on May 7, 2001. Prior to such resignations, however, they agreed to fill a vacancy on the Board of Directors with the majority of Convertible Noteholders' nominee Mr. Abraham Grossman. Further as a condition of the Note Modifications, the directors and officers agreed to return to the Company for cancellation 9,104,981 shares of common stock previously issued and owned by them.

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2000
                                -----------------


NOTE 10 - Subsequent Events (Continued)
          -----------------

         Note Modification and Release Agreements and Settlements with Vendors
         ---------------------------------------------------------------------
and Other Creditors (Continued)
-------------------

         The implementation of the Note Modifications resulted in:

         1. The Convertible Noteholders agreeing that $2,250,000 of the convertible debt was paid and satisfied in full, and the outstanding warrants were cancelled;

         2. The Convertible Noteholders receiving 24,566,384 shares of "restricted securities" of the Company's common stock.

         3. The registration of the directors and executive officers of the registrant.

         4. The election of the nominee of the Convertible Noteholders Group, Mr. Abraham Grossman, as a director of the Company to fill a vacancy pm the Board, who after the resignations by the remaining directors became the sole director of the Company.

         5. The Company's previous directors and officers, Lev Greenberg and Gilad Gat, Lional Growan and a consultant to the Company, returning an aggregate of approximately 9 million shares of common stock to the Company for cancellation.

         6. The Company negotiating with the holders of other outstanding notes of the Company in the aggregate amount of $240,000, who agreed to accept in full satisfaction and cancellation of their notes $101,995 in cash and 1,899,749 shares of restricted common stock of the Company.

         7. The Company negotiating with 12 parties to whom the Company owed accounts payable in the aggregate amount of $556,430, who agreed to accept in full satisfaction and cancellation of their accounts receivable from the Company $140,166 in cash and 3,640,407 shares of restricted common stock of the Company.