Form 10QSB
period 2001-03-31
CHESHIRE DISTRIBUTORS INC
filed 2002-05-03
CIK 946283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2001.

[_] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from _______________ TO _______________.

                                     0-26186
                            (Commission File Numbers)

                           CHESHIRE DISTRIBUTORS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               9995
(State or other jurisdiction of                     (Primary Standard Industrial
incorporation or organization)                       Classification Code Number)

             152 WEST 57TH ST. - 4TH FLOOR, NEW YORK, NEW YORK 10019
                    (Address of principal executive offices)

                                 (212) 541-5800
              (Registrants' telephone number, including area code)

         (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [X] NO[_]

     As of March 31, 2001, 11,148,815 shares of Common Stock, par value $.001 per share, of Cheshire Distributors, Inc. were issued and outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    CONTENTS

Balance Sheets                                                             F - 3

Statements of Operations                                                   F - 4

Statements of Cash Flows                                                   F - 5

Notes to Financial Statements                                              F - 7

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                                  BALANCE SHEET
                                  -------------
                                 MARCH 31, 2001
                                 --------------
                                   (Unaudited)

                                     ASSETS

Current Assets:
   Cash and Cash Equivalents                                         $  164,467
   Other Current Assets                                                     627
                                                                     ----------
      Total Current Assets                                              165,094
Property and Equipment (Net of Accumulated
   Depreciation of $4,889)                                               10,010
                                                                    -----------
Total Assets                                                        $   175,104
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts Payable                                                 $   185,172
   Accrued Expenses                                                     321,729
   Notes Payable - Current Portion                                    1,801,087
                                                                    -----------
         Total Current Liabilities                                    2,307,988
Long-Term Liabilities - Notes Payable                                     2,227
                                                                    -----------
         Total Liabilities                                            2,310,215
                                                                    -----------
Commitments and Contingencies

Stockholders' Deficit:
   Common Stock, $0.001 Par Value, Authorized 100,000,000 shares,
     Issued and Outstanding 11,148,815 Shares Issued                     11,149
   Additional Paid-In Capital                                         2,165,662
   Deficit Accumulated in the Development Stage                      (4,311,922)
                                                                    -----------
         Total Stockholders' Deficit                                 (2,135,111)
                                                                    -----------
Total Liabilities and Stockholders' Deficit                         $   175,104
                                                                    ===========

The accompanying notes are an integral part of the financial statements.

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                             STATEMENT OF OPERATIONS
                             -----------------------
                                   (Unaudited)

                                                 For the Three Months Ended
                                                 --------------------------    For the Period
                                                          March 31,             May 19, 1999
                                                 --------------------------    (Inception) To
                                                    2001           2000        March 31, 2001
                                                 -----------    -----------    --------------
Revenues                                         $        --    $        --      $        --
Selling, General and Administrative Expenses         217,372        111,771        2,811,769
                                                 -----------    -----------      -----------
Loss From Operations                                (217,372)      (111,771)      (2,811,769)
                                                 -----------    -----------      -----------
Other Income (Expense):
  Interest Expense and Other Financing Charges       (49,002)       (48,347)        (928,912)
  Interest Income                                          4            371            3,653
  Amortization of Loan Fees                         (230,588)            --       (1,027,681)
  Extinguishment of Debt                              40,000             --          592,557
  Loss on Investment                                      --             --         (139,770)
                                                 -----------    -----------      -----------
         Total Other Income (Expense)               (239,586)       (47,976)      (1,500,153)
                                                 -----------    -----------      -----------
Net Loss                                         $  (456,958)   $  (159,747)     $(4,311,922)
                                                 ===========    ===========      ===========
Net Loss Per Share, Basic and Diluted            $      (.04)   $      (.02)
                                                 ===========    ===========
Weighted Average Number of Common Shares
  Outstanding:
    Basic and Diluted                             11,146,641     10,248,611
                                                 ===========    ===========

The accompanying notes are an integral part of the financial statements.

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
                                   (Unaudited)

                                                          For the Three Months Ended
                                                          --------------------------   For the Period
                                                                    March 31,          (May 19, 1999)
                                                          --------------------------   (Inception) To
                                                              2001           2000      March 31, 2001
                                                          -------------   ----------   --------------
Operating Activities:
  Net Loss                                                 $ (456,958)    $(159,747)    $(4,311,922)
                                                           ----------     ---------     -----------
  Adjustments to Reconcile Net Loss to Net Cash
    Used in Operating Activities:
      Depreciation and Amortization                           231,899            --       1,032,570
      Stock Issued for Services and Other                          --        35,296         182,596
      Stock Based Compensation                                141,614            --         828,372
      Extinguishment of Debt                                  (40,000)           --        (592,557)
  Changes in Operating Assets and Liabilities:
    (Increase) Decrease in Other Current Assets                 1,545        (1,505)           (627)
    (Increase) Decrease in Security Deposits                    7,077       (14,154)             --
    Increase (Decrease) in Accounts Payable and
      Accrued Expenses                                        (81,170)       28,559       1,022,449
                                                           ----------     ---------     -----------
         Total Adjustments                                    260,965        48,196       2,472,803
                                                           ----------     ---------     -----------
Net Cash (Used) in Operating Activities                      (195,993)     (111,551)     (1,839,119)
                                                           ----------     ---------     -----------

Investing Activities:
  Capital Expenditures                                             --        (7,152)        (14,899)
  Proceeds of Investment in Cardoso Cigarette
    Depot (Pty) Ltd.                                        1,000,000            --              --
                                                           ----------     ---------     -----------
Net Cash (Used) in Investing Activities                     1,000,000        (7,152)        (14,899)
                                                           ----------     ---------     -----------

Financing Activities:
  Proceeds of Notes Payable                                        --       539,475       2,765,703
  Repayment of Notes Payable                                 (648,944)           --        (653,541)
  Deferred Loan Costs                                              --      (214,484)       (179,745)
  Proceeds from Sale of Common Stock                               --            --         350,998
  Proceeds from Exercise of Stock Options                       1,000            --          10,070
  Costs Associated with Reverse Merger/Recapitalization            --      (275,000)       (275,000)
                                                           ----------     ---------     -----------
Net Cash Provided by (Used in) Financing Activities          (647,944)       49,991       2,018,485
                                                           ----------     ---------     -----------
Net Increase (Decrease) in Cash and Cash Equivalents          156,063       (68,712)        164,467
Cash and Cash Equivalents - Beginning of Period                 8,404        73,809              --
                                                           ----------     ---------     -----------
Cash and Cash Equivalents - End of Period                  $  164,467     $   5,097     $   164,467
                                                           ==========     =========     ===========
Supplemental Disclosure of Cash Flow Information:
  Cash Paid for Interest                                   $      122     $      --     $    19,881
                                                           ==========     =========     ===========
  Cash Paid for Income Taxes                               $       --     $      --     $        --
                                                           ==========     =========     ===========

The accompanying notes are an integral part of the financial statements.

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
                                   (Unaudited)
                                   (Continued)

                                                        For the Three Months Ended
                                                        --------------------------   For the Period
                                                                  March 31,          (May 19, 1999)
                                                        --------------------------   (Inception) To
                                                            2001           2000      March 31, 2001
                                                        -------------   ----------   --------------
Supplemental Disclosure of Non-Cash Investing
  and Financing Activities:
    Issuance of 97,765 Shares of Common Stock
      For Conversion of Note Payable                        $--             $--         $155,813
                                                            ===             ===         ========

    Contributed Capital Pursuant to Debt Modification
      with Related Party                                    $--             $--         $ 76,026
                                                            ===             ===         ========

The accompanying notes are an integral part of the financial statements.

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2001
                                 --------------
                                   (Unaudited)

NOTE 1 -  Basis of Presentation
          ---------------------

          In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

          The results for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

NOTE 2 -  Investment in Cardoso Cigarette Depot (Pty) Ltd.
          ------------------------------------------------

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

NOTE 3 -  Change in Fiscal Year
          ---------------------

          On July 9, 2001 the Company changed its fiscal year from February 28 to December 31.

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2001
                                 --------------
                                   (Unaudited)

NOTE 4 -  Note Modification and Release Agreements and Settlements with Vendors
          ---------------------------------------------------------------------
          and Other Creditors
          -------------------

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

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2001
                                 --------------
                                   (Unaudited)

NOTE 4 -  Note Modification and Release Agreements and Settlements with Vendors
          ---------------------------------------------------------------------
          and Other Creditors (Continued)
          -------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     We have incurred substantial losses and have been funding our operations through debt and equity financings. We will need to continue to fund our operations in this manner until we achieve sufficiently profitable operations. We plan to eliminate the going concern uncertainly by raising additional funds through debt and/or equity financings. In addition, we have negotiated several note modification and settlement agreements with various note holders and creditors. The achievement and/or success of these planned measures, however, cannot be determined at this time.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          Neither the Company nor any of its property is a party to any material pending or threatened legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5. OTHER EVENTS

          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K.

On February 14, 2001, the Company filed a Form 8-K reporting that Mr. Willem Oost-Lievense resigned from the Board of Directors of the Company when he resigned as Chief Executive Officer of the Company on November 15, 2000.

On February 20, 2001, the Company filed a Form 8-K reporting that Company issued a press release announcing the termination of the Stock Purchase Agreement between the Company and Eduardo Cardoso dated September 23, 1999. Furthermore, the Company announced that it is currently searching for new business opportunities.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the project to be signed on its behalf by the undersigned thereto duly authorized.

                                                CHESHIRE DISTRIBUTORS, INC.


May 2, 2002                                     By: /s/ Abe Grossman
                                                    ------------------------
                                                    Abe Grossman
                                                    Chief Executive Officer and
                                                    Principal Accounting Officer