Form 10QSB
period 2001-06-30
CHESHIRE DISTRIBUTORS INC
filed 2002-05-03
CIK 946283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2001

[_] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from _______________ TO _______________ .

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [X] NO[_]

     As of June 30, 2001, 34,800,374 shares of Common Stock, par value $.001 per share, of Cheshire Distributors, Inc. were issued and outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    CONTENTS

Balance Sheets                                                      F - 3

Statements of Operations                                            F - 4

Statements of Cash Flows                                            F - 5

Notes to Financial Statements                                       F - 7

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                                  BALANCE SHEET
                                  -------------
                                  JUNE 30, 2001
                                  -------------
                                   (Unaudited)

                                       ASSETS

Current Assets:
  Cash and Cash Equivalents                                        $    10,748
  Other Current Assets                                                      73
                                                                   -----------
         Total Current Assets                                           10,821
Property and Equipment (Net of Accumulated
  Depreciation of $6,201)                                                8,698
                                                                   -----------
Total Assets                                                       $    19,519
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                                                 $    45,867
  Accrued Expenses                                                      58,777
  Notes Payable - Current Portion                                       53,290
                                                                   -----------
         Total Current Liabilities                                     157,934
Long-Term Liabilities - Notes Payable                                    1,619
                                                                   -----------
         Total Liabilities                                             159,553
                                                                   -----------

Commitments and Contingencies

Stockholders' Deficit:
  Common Stock, $0.001 Par Value, Authorized 100,000,000 shares,
    Issued and Outstanding 34,800,374 Shares Issued                     34,800
  Additional Paid-In Capital                                         4,184,000
  Deficit Accumulated in the Development Stage                      (4,358,834)
                                                                   -----------
         Total Stockholders' Deficit                                  (140,034)
                                                                   -----------
Total Liabilities and Stockholders' Deficit                        $    19,519
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

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                             STATEMENT OF OPERATIONS
                             -----------------------
                                   (Unaudited)

                                                        For the Three               For the Six
                                                 -------------------------   -------------------------
                                                       Months Ended                 Months Ended
                                                 -------------------------   -------------------------   For the Period
                                                         June 30,                     June 30,            May 19, 1999
                                                 -------------------------   -------------------------   (Inception) To
                                                     2001         2000           2001         2000       June 30, 2001
                                                 -----------   -----------   -----------   -----------   --------------
Revenues                                         $        --   $        --   $        --   $        --    $        --
Selling, General and Administrative Expenses          32,683       325,235       250,055       437,006      2,844,452
                                                 -----------   -----------   -----------   -----------    -----------
Loss From Operations                                 (32,683)     (325,235)     (250,055)     (437,006)    (2,844,452)
                                                 -----------   -----------   -----------   -----------    -----------
Other Income (Expense):
  Interest Expense and Other Financing Charges       (14,229)     (181,216)      (63,231)     (229,563)      (943,141)
  Interest Income                                         --         2,348             4         2,719          3,653
  Amortization of Loan Fees                               --      (475,414)     (230,588)     (475,414)    (1,027,681)
  Extinguishment of Debt                                  --            --        40,000            --        592,557
  Loss on Investment                                      --            --            --            --       (139,770)
                                                 -----------   -----------   -----------   -----------    -----------
         Total Other Income (Expense)                (14,229)     (654,282)     (253,815)     (702,258)    (1,514,382)
                                                 -----------   -----------   -----------   -----------    -----------
Net Loss                                         $   (46,912)  $  (979,517)  $  (503,870)  $(1,139,264)   $(4,358,834)
                                                 ===========   ===========   ===========   ===========    ===========
Net Loss Per Share, Basic and Diluted            $      (.00)  $      (.09)  $      (.03)  $      (.11)
                                                 ===========   ===========   ===========   ===========

Weighted Average Number of Common Shares
  Outstanding:
    Basic and Diluted                             28,041,283    10,365,180    19,547,802    10,307,218
                                                 ===========   ===========   ===========   ===========

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

                                                           For the Six Months Ended
                                                          -------------------------    For the Period
                                                                   June 30,            (May 19, 1999)
                                                          -------------------------    (Inception) To
                                                             2001           2000       June 30, 2001
                                                          ----------    -----------    --------------
Operating Activities:
  Net Loss                                                $ (503,870)   $(1,139,264)     $(4,358,834)
                                                          ----------    -----------      -----------
  Adjustments to Reconcile Net Loss to Net Cash Flows
    Used in Operating Activities:
      Depreciation and Amortization                          233,211        476,368        1,033,882
      Stock Issued for Services and Other                         --         39,366          182,596
      Stock Based Compensation                               141,614             --          828,372
      Extinguishment of Debt                                 (40,000)            --         (592,557)
  Changes in Operating Assets and Liabilities:
    (Increase) Decrease in Other Current Assets                2,099         (4,357)             (73)
    (Increase) Decrease in Security Deposits                   7,077        (14,354)              --
    Increase (Decrease) in Accounts Payable and
      Accrued Expenses                                      (129,626)       182,996          973,993
                                                          ----------    -----------      -----------

         Total Adjustments                                   214,375        680,019        2,426,213
                                                          ----------    -----------      -----------

Net Cash (Used) in Operating Activities                     (289,495)      (459,245)      (1,932,621)
                                                          ----------    -----------      -----------

Investing Activities:
  Capital Expenditures                                            --        (14,899)         (14,899)
  Investment in Cardoso Cigarette Depot (Pty) Ltd.         1,000,000     (2,516,950)              --
                                                          ----------    -----------      -----------

Net Cash Provided by (Used) in Investing Activities        1,000,000     (2,531,849)         (14,899)
                                                          ----------    -----------      -----------

Financing Activities:
  Proceeds of Notes Payable                                       --     11,050,703        2,765,703
  Repayment of Notes Payable                                (709,161)        (1,984)        (713,758)
  Deferred Loan Costs                                             --     (7,714,278)        (179,745)
  Proceeds from Sale of Common Stock                              --             --          350,998
  Proceeds from Exercise of Stock Options                      1,000             --           10,070
  Costs Associated with Reverse Merger/Recapitalization           --       (275,000)        (275,000)
                                                          ----------    -----------      -----------

Net Cash Provided by (Used) in Financing Activities         (708,161)     3,059,441        1,958,268
                                                          ----------    -----------      -----------

Net Increase (Decrease) in Cash and Cash Equivalents           2,344         68,347           10,748

Cash and Cash Equivalents - Beginning of Period                8,404         73,809               --
                                                          ----------    -----------      -----------

Cash and Cash Equivalents - End of Period                 $   10,748    $   142,156      $    10,748
                                                          ==========    ===========      ===========

Supplemental Disclosure of Cash Flow Information:
  Cash Paid for Interest                                  $      244    $    16,934      $    20,003
                                                          ==========    ===========      ===========
  Cash Paid for Income Taxes                              $       --    $        --      $        --
                                                          ==========    ===========      ===========

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

                                                         For the Six Months Ended
                                                         ------------------------   For the Period
                                                                 June 30,           (May 19, 1999)
                                                         ------------------------   (Inception) To
                                                               2001       2000       June 30, 2001
                                                            ----------    ----      --------------
Supplemental Disclosures of Non-Cash
  Investing and Financing Activities:

    Issuance of 97,765 Shares of Common Stock
      For Conversion of Note Payable                        $       --     $--        $  155,813
                                                            ==========     ===        ==========

    Contributed Capital Pursuant to Debt Modification
      with Related Party                                    $       --     $--        $   76,026
                                                            ==========     ===        ==========

    Issuance of 30,106,540 Shares of Common
      Stock for Settlement of Notes Payable and
      Accrued Liabilities                                   $1,964,439     $--        $1,964,439
                                                            ==========     ===        ==========

    Issuance of 650,000 Shares of Common Stock
      for Settlement of Accrued Liabilities                 $   17,550     $--        $   17,550
                                                            ==========     ===        ==========

    Issuance of 2,000,000 Shares of Common Stock
      for Settlement of Accrued Liabilities                 $   60,000     $--        $   60,000
                                                            ==========     ===        ==========

    Retirement of 9,104,981 Shares of Treasury Stock        $    9,105     $--        $    9,105
                                                            ==========     ===        ==========

The accompanying notes are an integral part of the financial statements.

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 2001
                                  -------------
                                   (Unaudited)

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

NOTE 3 - Change in Fiscal Year
         ---------------------
          On July 9, 2001 the Company changed its fiscal year from February 28 to December 31.

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 2001
                                  -------------
                                   (Unaudited)

NOTE 4 - Note Modification and Release Agreements and Settlements with Vendors
         ---------------------------------------------------------------------
         and Other Creditors
         -------------------

          Effective as of May 7, 2001, the Company consummated various note modifications and release agreements ("Note Modifications") with the holders ("Convertible Noteholders") of outstanding convertible notes ("Convertible Notes") of the Company. The Company had 6 Convertible Noteholders who held an aggregate of $2,250,000 in principal plus $106,376 of accrued interest excluding any penalty or default interest of the Company. Additionally, some of the Convertible Noteholders had earlier received warrants to purchase common stock. Pursuant to the Note Modifications, the Convertible Noteholders agreed to the full satisfaction and payment of the Convertible Notes and cancellation of the warrants by the Company issuing an aggregate of 24,566,384 shares of the Company's common stock and delivering cash payments in the amount of $605,971 in reduction of the outstanding amounts due under the Convertible Notes. The Company also agreed to use its best efforts to negotiate with all other noteholders of the Company and unsecured creditors for the satisfaction and release of their claims against the Company. Additionally, as part of the Note Modifications, the existing directors of the Company, Lev Greenberg, Lionel Growan and Gilad Gat agreed to resign as directors and officers effective upon completion of the Note Modifications and delivery of the Company's shares to the respective Convertible Noteholders which occurred on May 7, 2001. Prior to such resignations, however, they agreed to fill a vacancy on the Board of Directors with the majority of Convertible Noteholders' nominee Mr. Abraham Grossman. Further as a condition of the Note Modifications, the directors and officers agreed to return to the Company for cancellation 9,104,981shares of common stock previously issued and owned by them.

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

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 2001
                                  -------------
                                   (Unaudited)

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

     Effective as of May 7, 2001, the Company consummated various note modifications and release agreements ("Note Modifications") with the holders ("Convertible Noteholders") of outstanding convertible notes ("Convertible Notes") of the Company. The Company had six Convertible Noteholders who held an aggregate of $2,250,000 in principal plus $106,376 of accrued interest excluding any penalty or default interest of the Company. Additionally, some of the Convertible Noteholders had earlier received warrants to purchase common stock. Pursuant to the Note Modifications, the Convertible Noteholders agreed to the full satisfaction and payment of the Convertible Notes and cancellation of the warrants by the Company issuing an aggregate of 24,566,384 shares of the Company's common stock and delivering cash payments in the amount of $605,971 in reduction of the outstanding amounts due under the Convertible Notes. The Company also agreed to use its best efforts to negotiate with all other noteholders of the Company and unsecured creditors for the satisfaction and release of their claims against the Company. Additionally, as part of the Note Modifications, the existing directors of the Company, Lev Greenberg, Lionel Growan and Gilad Gat agreed to resign as directors and officers effective upon completion of the Note Modifications and delivery of the Company's shares to the respective Convertible Noteholders which occurred on May 7, 2001. Prior to such resignations, however, they agreed to fill a vacancy on the Board of Directors with the majority of Convertible Noteholders' nominee Mr. Abraham Grossman. Further as a condition of the Note Modifications, the directors and officers agreed to return to the Company for cancellation 9,104,981 shares of common stock previously issued and owned by them.

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

          5. The Company's previous directors and officers, Lev Greenberg and Gilad Gat, Lional Growan and a consultant to the Company, returning an aggregate of approximately nine million shares of common stock to the Company for cancellation.

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

All of the shares of common stock issued in the transactions described above were "restricted securities" issued pursuant to the exemption provided by
Section 4(2) of the Securities Act as a non-public offering.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Neither the Company nor any of its property is a party to any material pending or threatened legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As of May 7, 2001, we were in default with six Convertible Noteholders who held an aggregate of $2,250,000, in principal amount plus $106,376 of accrued interest excluding any penalty or default interest. On May 7, 2001, we entered into note modifications with the Convertible Noteholders as set forth in Item 2 of Part I of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER EVENTS

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

               None.

     (b)  Reports on Form 8-K.

On May 11, 2001, the Company filed a Form 8-K reporting that effective as of May 7, 2001, Company consummated various note modifications and release agreements with the holders of outstanding convertible notes of the Company, which resulted in a change in control of he Company and that Lev Greenberg, Gilad Gat and Lionel Growan who were the pre-Note Modification directors and, Greenberg and Gat were the executive officers of the Company, resigned and immediately prior thereto voted to appoint Mr. Abe Grossman to fill all vacancies.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the project to be signed on its behalf by the undersigned thereto duly authorized.

                                           CHESHIRE DISTRIBUTORS, INC.


May 2, 2002                                By:  /s/ Abe Grossman
                                                --------------------------------
                                                Abe Grossman
                                                Chief Executive Officer and
                                                Principal Accounting Officer