Form 10QSB
period 2001-09-30
CHESHIRE DISTRIBUTORS INC
filed 2002-05-03
CIK 946283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2001

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [X] NO[_]

     As of September 30, 2001, 34,800,374 shares of Common Stock, par value $.001 per share, of Cheshire Distributors, Inc. were issued and outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    CONTENTS

Balance Sheets                                                             F - 3

Statements of Operations                                                   F - 4

Statements of Cash Flows                                                   F - 5

Notes to Financial Statements                                              F - 7

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                                  BALANCE SHEET
                                  -------------
                               SEPTEMBER 30, 2001
                               ------------------
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                         $     3,037
Property and Equipment (Net of Accumulated
  Depreciation of $7,513)                                                 7,386
                                                                    -----------
Total Assets                                                        $    10,423
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                                                  $    63,414
  Accrued Expenses                                                       60,443
  Notes Payable - Current Portion                                        53,412
                                                                    -----------
         Total Current Liabilities                                      177,269
Long-Term Liabilities - Notes Payable                                     1,619
                                                                    -----------
         Total Liabilities                                              178,888
                                                                    -----------
Commitments and Contingencies
Stockholders' Deficit:
  Common Stock, $0.001 Par Value, Authorized 100,000,000 shares,
    Issued and Outstanding 34,800,374 Shares Issued                      34,800
  Additional Paid-In Capital                                          4,184,000
  Deficit Accumulated in the Development Stage                       (4,387,265)
                                                                    -----------
         Total Stockholders' Deficit                                   (168,465)
                                                                    -----------
Total Liabilities and Stockholders' Deficit                         $    10,423
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

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                             STATEMENT OF OPERATIONS
                             -----------------------
                                   (Unaudited)

                                                       For the Three               For the Nine
                                                 -------------------------   -------------------------
                                                       Months Ended                Months Ended
                                                 -------------------------   -------------------------     For the Period
                                                       September 30,               September 30,            May 19, 1999
                                                 -------------------------   -------------------------     (Inception) To
                                                    2001          2000          2001          2000       September 30, 2001
                                                 -----------   -----------   -----------   -----------   ------------------
Revenues                                         $        --   $        --   $        --   $        --      $        --
Selling, General and Administrative Expenses          24,142       551,322       274,197       988,328        2,868,594
                                                 -----------   -----------   -----------   -----------      -----------
Loss From Operations                                 (24,142)     (551,322)     (274,197)     (988,328)      (2,868,594)
                                                 -----------   -----------   -----------   -----------      -----------
Other Income (Expense):
  Interest Expense and Other Financing Charges        (4,289)     (103,613)      (67,520)     (333,176)        (947,430)
  Interest Income                                         --           410             4         3,129            3,653
  Amortization of Loan Fees                               --      (185,036)     (230,588)     (660,450)      (1,027,681)
  Extinguishment of Debt                                  --            --        40,000            --          592,557
  Loss on Investment                                      --            --            --            --         (139,770)
                                                 -----------   -----------   -----------   -----------      -----------
         Total Other Income (Expense)                 (4,289)     (288,239)     (258,104)     (990,497)      (1,518,671)
                                                 -----------   -----------   -----------   -----------      -----------
Net Loss                                         $   (28,431)  $  (839,561)  $  (532,301)  $(1,978,825)     $(4,387,265)
                                                 ===========   ===========   ===========   ===========      ===========
Net Loss Per Share, Basic and Diluted            $      (.00)  $      (.08)  $      (.02)  $      (.19)
                                                 ===========   ===========   ===========   ===========
Weighted Average Number of Common Shares
  Outstanding:
    Basic and Diluted                             34,800,374    10,365,456    24,836,030    10,326,844
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

                                                          For the Nine Months Ended
                                                          -------------------------      For the Period
                                                                 September 30,           (May 19, 1999)
                                                          -------------------------     (Inception) To
                                                             2001           2000       September 30, 2001
                                                          ----------    -----------    ------------------
Operating Activities:
  Net Loss                                                $ (532,301)   $(1,978,825)       $(4,387,265)
                                                          ----------    -----------        -----------
  Adjustments to Reconcile Net Loss to Net Cash
    Used in Operating Activities:
      Depreciation and Amortization                          234,523        845,312          1,035,194
      Stock Issued for Services and Other                         --         39,366            182,596
      Stock Based Compensation                               141,614             --            828,372
      Extinguishment of Debt                                 (40,000)            --           (592,557)
  Changes in Operating Assets and Liabilities:
    (Increase) Decrease in Other Current Assets                2,172         (4,888)                --
    (Increase) Decrease in Security Deposits                   7,077        (15,330)                --
    Increase (Decrease) in Accounts Payable and
      Accrued Expenses                                      (110,413)       378,347            993,206
                                                          ----------    -----------        -----------

         Total Adjustments                                   234,973      1,242,807          2,446,811
                                                          ----------    -----------        -----------

Net Cash (Used) in Operating Activities                     (297,328)      (736,018)        (1,940,454)
                                                          ----------    -----------        -----------

Investing Activities:
  Capital Expenditures                                            --        (14,899)           (14,899)
  Investment in Cardoso Cigarette Depot (Pty) Ltd.         1,000,000     (2,517,813)                --
                                                          ----------    -----------        -----------

Net Cash Provided by (Used) in Investing Activities        1,000,000     (2,532,712)           (14,899)
                                                          ----------    -----------        -----------

Financing Activities:
  Proceeds of Notes Payable                                       --     11,200,703          2,765,703
  Repayment of Notes Payable                                (709,039)        (2,814)          (713,636)
  Deferred Loan Costs                                             --     (7,714,278)          (179,745)
  Proceeds from Sale of Common Stock                              --             --            350,998
  Proceeds from Exercise of Stock Options                      1,000             --             10,070
  Costs Associated with Reverse Merger/Recapitalization           --       (275,000)          (275,000)
                                                          ----------    -----------        -----------

Net Cash Provided by Financing Activities                   (708,039)     3,208,611          1,958,390
                                                          ----------    -----------        -----------

Net Increase (Decrease) in Cash and Cash Equivalents          (5,367)       (60,119)             3,037

Cash and Cash Equivalents - Beginning of Period                8,404         73,809                 --
                                                          ----------    -----------        -----------

Cash and Cash Equivalents - End of Period                 $    3,037    $    13,860        $     3,037
                                                          ==========    ===========        ===========

Supplemental Disclosure of Cash Flow Information:
  Cash Paid for Interest                                  $      366    $    18,038        $    20,125
                                                          ==========    ===========        ===========
  Cash Paid for Income Taxes                              $       --    $        --        $        --
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

                                                        For the Nine Months Ended
                                                        -------------------------    For the Period
                                                              September 30,          (May 19, 1999)
                                                        -------------------------    (Inception) To
                                                           2001              2000   September 30, 2001
                                                        ----------           ----   ------------------
Supplemental Disclosures of Non-Cash
  Investing and Financing Activities:

    Issuance of 97,765 Shares of Common Stock
      For Conversion of Note Payable                    $       --           $--        $  155,813
                                                        ==========           ===        ==========

    Contributed Capital Pursuant to Debt Modification
      with Related Party                                $       --           $--        $   76,026
                                                        ==========           ===        ==========

  Issuance of 30,106,540 Shares of Common
    Stock for Settlement of Notes Payable and
    Accrued Liabilities                                 $1,964,439           $--        $1,964,439
                                                        ==========           ===        ==========

  Issuance of 650,000 Shares of Common Stock
    for Settlement of Accrued Liabilities               $   17,550           $--        $   17,550
                                                        ==========           ===        ==========

  Issuance of 2,000,000 Shares of Common Stock
    for Settlement of Accrued Liabilities               $   60,000           $--        $   60,000
                                                        ==========           ===        ==========

  Retirement of 9,104,981 Shares of Treasury Stock      $    9,105           $--        $    9,105
                                                        ==========           ===        ==========

The accompanying notes are an integral part of the financial statements.

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                               SEPTEMBER 30, 2001
                               ------------------
                                   (Unaudited)

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

NOTE 3 -  Change in Fiscal Year
          ---------------------

          On July 9, 2001 the Company changed its fiscal year from February 28 to December 31.

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                               SEPTEMBER 30, 2001
                               ------------------
                                   (Unaudited)

NOTE 4 -  Note Modification and Release Agreements and Settlements with Vendors
          ---------------------------------------------------------------------
          and Other Creditors
          -------------------

          Effective as of May 7, 2001, the Company consummated various note modifications and release agreements ("Note Modifications") with the holders ("Convertible Noteholders") of outstanding convertible notes ("Convertible Notes") of the Company. The Company had 6 Convertible Noteholders who held an aggregate of $2,250,000 in principal plus $106,376 of accrued interest excluding any penalty or default interest of the Company. Additionally, some of the Convertible Noteholders had earlier received warrants to purchase common stock. Pursuant to the Note Modifications, the Convertible Noteholders agreed to the full satisfaction and payment of the Convertible Notes and cancellation of the warrants by the Company issuing an aggregate of 24,566,384 shares of the Company's common stock and delivering cash payments in the amount of $605,971 in reduction of the outstanding amounts due under the Convertible Notes. The Company also agreed to use its best efforts to negotiate with all other noteholders of the Company and unsecured creditors for the satisfaction and release of their claims against the Company. Additionally, as part of the Note Modifications, the existing directors of the Company, Lev Greenberg, Lionel Growan and Gilad Gat agreed to resign as directors and officers effective upon completion of the Note Modifications and delivery of the Company's shares to the respective Convertible Noteholders which occurred on May 7, 2001. Prior to such resignations, however, they agreed to fill a vacancy on the Board of Directors with the majority of Convertible Noteholders' nominee Mr. Abraham Grossman. Further as a condition of the Note Modifications, the directors and officers agreed to return to the Company for cancellation approximately 9 million shares of common stock previously issued and owned by them.

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

          5. The Company's previous directors and officers, Lev Greenberg and Gilad Gat, Lional Growan and a consultant to the Company, returning an aggregate of 9,104,981 shares of common stock to the Company for cancellation.

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                               SEPTEMBER 30, 2001
                               ------------------
                                   (Unaudited)

NOTE 4 -  Note Modification and Release Agreements and Settlements with Vendors
          ---------------------------------------------------------------------
          and Other Creditors (Continued)
          -------------------------------

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

          None.

ITEM 5. OTHER EVENTS

          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

               None.

          (b) Reports on Form 8-K.

On July 19, 2001, the Company filed a Form 8-K reporting the following:

     o on July 16, 2001, Comiskey & Company, P.C. resigned as the independent accountants of the Company and Wolinetz, Lafazan & Company, P.C. has been retained as the Company's new independent accountants.

     o the Company previously reported on a Form 8-K, filed on May 11, 2001 that Mr. Abe Grossman, the Company's sole director and officer, owned 19,236,178 shares of the Company's Common Stock. And that due to the advice of counsel and accountants, the issuance to Mr. Grossman of these shares was never consummated and the beneficial owners of these shares are three of the Company's previous debtors.

     o on July 9, 2001, the Company determined to change its fiscal year end from February 28 to December 31.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the project to be signed on its behalf by the undersigned thereto duly authorized.

                                         CHESHIRE DISTRIBUTORS, INC.


May 2, 2002                              By: /s/ Abe Grossman
                                             -----------------------------------
                                             Abe Grossman
                                             Chief Executive Officer and
                                             Principal Accounting Officer