Form 10KSB
period 2001-12-31
CHESHIRE DISTRIBUTORS INC
filed 2002-05-03
CIK 946283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
                          -----------------

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                         Commission file number 0-26186

                           CHESHIRE DISTRIBUTORS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                    84-1209978
---------------------------------            ----------------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)

152 West 57th St. - 4th Floor, New York, New York           10019
--------------------------------------------------         ---------------------
(Address of Principal Executive Offices)                   (Zip Code)

                                 (212) 541-5800
--------------------------------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code)

         Securities Registered under Section 12(b) of the exchange Act:

                                                     Name of Each Exchange
           Title of Each Class                        on Which Registered
           -------------------                        -------------------
                   None
------------------------------------          ----------------------------------

------------------------------------          ----------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.001 par value per share
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X
                                                   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---

          The issuer's revenues for its most recent fiscal year. $-0-.

     As of December 31, 2001, Due to the limited market for the Company securities, no estimate is being supplied herewith of the market value for such securities.

     The number of shares outstanding of the registrant's Common Stock outstanding as of December 31, 2001 was 34,800,374.

     Transitional Small Business Disclosure Format: Yes ______; No X
                                                                  ---

                                     PART I
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS

Overview
--------

          We were originally incorporated under the laws of the state of Colorado under the name Tamaron Oil & Gas, Inc. ("Tamaron") in September 1992 to be the successor to a corporation also named "Tamaron Oil & Gas, Inc.", which was dissolved by the Colorado Secretary of State in 1990. In August 1995, we changed our name from Tamaron to Pacific Development Corporation ("Pacific Development"). Pursuant to an Agreement of Merger and Plan of Merger and Reorganization dated March 10, 2000 by and among Pacific Development, and its wholly owned subsidiary, Cheshire Holdings, Inc. ("Cheshire Holdings"), a Delaware corporation, Holdings and Pacific Development were merged into a single corporation existing under the laws of the State of Delaware, with Cheshire Holdings being the surviving corporation. The merger took effect on March 24, 2000. Simultaneously with the merger, the name of the surviving corporation was changed to our current name, Cheshire Distributors, Inc. On May 7, 2001, we consummated various note modifications and release agreements with various holders of convertible notes whereby the note holders agreed to the full satisfaction and payment of the convertible notes in exchange for 24,566,384 shares of our common stock. This modification effectively gave control of our company to the note holders.

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

QUARTER ENDED   LOW     HIGH
-------------   ----   -------
2000

1st Quarter      N/A       N/A
2nd Quarter     7.00      4.00
3rd Quarter     1.50     4.125
4th Quarter      .75      2.00

2001

1st Quarter      .02   1.03125
2nd Quarter      .03       .03
3rd Quarter     .015       .02
4th Quarter     .001      .015

2002

1st Quarter     .001      .001

          At December 31, 2001, there were approximately 414 holders of record of our Common Stock. We have not paid dividends on our shares of Common Stock outstanding during the past two fiscal years. There are no restrictions that limit the ability of the Company to pay dividends or are likely to do so in the future.

RECENT SALE OF UNREGISTERED SECURITIES

          We did not have any sales of unregistered securities during 2001.

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

          As of December 31, 2001 the Company was a development stage enterprise, has incurred losses of approximately $4,424,000 since inception and its current liabilities exceed its current assets by approximately $212,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company is dependent on its exiting the development stage, achieving sufficiently profitable operations and obtaining adequate financing.

          We have incurred substantial losses and has been funding our operations through debt and equity financings. We will need to continue to fund its operations in this manner until we achieves sufficiently profitable operations. We plan to eliminate the going concern uncertainly by raising additional funds through debt and/or equity financings. In addition, we have negotiated several note modification and settlement agreements with various note holders and creditors. The achievement and/or success of these planned measures, however, cannot be determined at this time.

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

          On July 19, 2001, we filed a Form 8-K indicating a change in our accountants.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

          The directors and executive officers of the Company are as follows:

NAME           AGE   POSITION
----           ---   --------

Abe Grossman    49   Chairman, Chief Executive Officer and Director

          Set forth below is a brief background of our executive officers and directors, based on information supplied by them.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal year 2001, we are not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2001, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

          Our officers and directors have not been awarded, earned or paid any compensation since May 2001.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2001 by

          o each person who, to our knowledge, beneficially owns more than 5% of the our common stock;

          o    each of our directors; and

          o    all of our executive officers and directors as a group:

                                           NUMBER OF SHARES    APPROXIMATE
                                             BENEFICIALLY     PERCENTAGE OF
NAME*                                           OWNED         COMMON STOCK**
----                                       ----------------   --------------

Abe Grossman                                      0                 --
c/o Cheshire Distributors, Inc., 135
152 West 57th St. - 4th Floor, New
York, New York 10019

The Keshet Fund, L.P.                      5,633,452 shares       16.1%
152 West 57th St. - 4th Floor, New
York, New York 10019

Keshet, L.P.                               8,793,681 shares       25.2%
c/o Ragnall House, 18 Peel Road
Douglas, Isle of Man, 1M1

Nesher, Ltd.                               4,809,045 shares       13.8%
c/o Ragnall House, 18 Peel Road
Douglas, Isle of Man, 1M1

All Officers and Directors as a Group
(1 person)                                         0                --
----------

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

          The foregoing table is based upon 34,800,374 shares of common stock outstanding as of December 31, 2001, assuming no other changes in the beneficial ownership of our securities.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(A)  REPORTS ON FORM 8-K

We did not file any reports on Form 8-K in the fourth quarter of fiscal year
2001.

(B)  EXHIBITS

          The following Exhibits are filed as part of this Report:

Exhibit
Number             Description
-------            -----------

  3.1     Articles of Incorporation  of Tamaron Oil & Gas,  Inc. filed October 6, 1982, incorporated by reference to Exhibit 2.1 on the Company' s Form 10-SB/A filed July 3, 1996.
  3.2     Articles of Amendment to the Articles Incorporation of Tamaron Oil & Gas, Inc. filed September 22,
          1983, incorporated by reference to Exhibit 2.2 on the Company's Form 10-SB/A filed July 3,
          1996.
  3.3     Articles of Amendment to the Articles Incorporation of Tamaron Oil & Gas, Inc. filed October 16,
          1985, incorporated by reference to Exhibit 2.3 on the Company' s Form 10-SB/A filed July 3,
          1996.
  3.4     Bylaws of Tamaron Oil & Gas, Inc, , incorporated by reference to Exhibit 2.4 on the Company's
          Form 10-SB/A filed July 3, 1996.
  3.5     Articles of Incorporation of Tamaron Oil & Gas, Inc., filed September 21, 1992, incorporated by reference to Exhibit 2.5 on the Company's Form 10-SB/A filed July 3, 1996.
  3.6     Articles of Amendment to the Articles of Incorporation of Tamaron Oil & Gas, Inc., filed April
          13, 1995, incorporated by reference to Exhibit 2.6 on the Company's Form 10-SB/A filed April 13, 1995.
  3.7     Bylaws of Tamaron Oil & Gas, Inc, , incorporated by reference to Exhibit 2.7 on the Company's
          Form 10-SB/A filed July 3, 1996.
  3.8     Articles of Amendment to the Articles of Incorporation of Tamaron Oil & Gas, Inc., filed August
          14, 1995, incorporated by reference to Exhibit 2.8 on the Company's Form 10-SB/A filed April
          13, 1995.
  10.1    Stock Purchase  Agreement, incorporated by reference to Exhibit 10.1 on the Company's Form 8-K filed November 4, 1999.
  10.2    Agreement and Plan of Merger, incorporated by reference to Exhibit 10.2 on the Company's Form 8-K filed February 18, 2000.
  10.3    Agreement of Merger and Plan of Merger and Reorganization, incorporated by reference to Exhibit 10.3 on
          Form 8-K filed March 23, 2000.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of May, 2002.

                                               CHESHIRE DISTRIBUTORS, INC.


                                               /s/ Abe Grossman
                                               ---------------------------------
                                               Abe Grossman, Chairman and Chief
                                               Executive Officer

REPORT OF INDEPENDENT AUDITORS

                     THE BOARD OF DIRECTORS AND STOCKHOLDERS

Cheshire Distributors, Inc.

We have audited the accompanying balance sheet of Cheshire Distributors, Inc. (a development stage enterprise) as of December 31, 2001, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2001, and for the period May 12, 1999 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cheshire Distributors, Inc. at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, and for the period May 12, 1999 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and has a working capital deficiency and shareholders' deficit at December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                             WOLINETZ, LAFAZAN &
                                                                   COMPANY, P.C.

Rockville Centre, New York
March 11, 2002

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                                  BALANCE SHEET
                                  -------------
                                DECEMBER 31, 2001
                                -----------------

                                     ASSETS
                                     ------
Current Assets:
  Cash and Cash Equivalents                                          $     1,140
                                                                     -----------
         Total Current Assets                                              1,140
Property and Equipment (Net of Accumulated Depreciation of $8,825)         6,074
                                                                     -----------
         Total Assets                                                $     7,214
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current Liabilities:
  Accounts Payable                                                   $    90,045
  Accrued Expenses                                                        67,506
  Notes Payable - Current Portion                                         55,154
                                                                     -----------
         Total Current Liabilities                                       212,705
                                                                     -----------
Commitments and Contingencies
Stockholders' Deficit:
  Common Stock, $0.001 Par Value; Authorized 100,000,000 Shares,
    Issued and Outstanding 34,800,374 Shares                              34,800
  Additional Paid-In Capital                                           4,184,000
  Deficit Accumulated in the Development Stage                        (4,424,291)
                                                                     -----------
         Total Stockholders' Deficit                                    (205,491)
                                                                     -----------
Total Liabilities and Stockholders' Deficit                          $     7,214
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

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                             STATEMENT OF OPERATIONS
                             -----------------------

                                                    For the Year Ended
                                                 -----------------------    For the Period
                                                       December 31,          May 12, 1999
                                                 -----------------------    (Inception) to
                                                    2001        2000       December 31, 2001
                                                 ---------   -----------   -----------------
Revenues                                         $      --   $        --      $        --
Selling, General and Administrative Expenses       308,723     2,078,714        2,903,120
                                                 ---------   -----------      -----------
Loss From Operations                              (308,723)   (2,078,714)      (2,903,120)
                                                 ---------   -----------      -----------
Other Income (Expense):
  Interest Expense and Other Financing Charges     (70,020)     (530,530)        (949,930)
  Interest Income                                        4         3,153            3,653
  Amortization of Loan Fees                       (230,588)     (797,093)      (1,027,681)
  Extinguishment of Debt                            40,000       552,557          592,557
  Loss on Investment                                    --      (139,770)        (139,770)
                                                 ---------   -----------      -----------
         Total Other Income (Expense)             (260,604)     (911,683)      (1,521,171)
                                                 ---------   -----------      -----------
Net Loss                                         $(569,327)  $(2,990,397)     $(4,424,291)
                                                 =========   ===========      ===========
Net Loss Per Share, Basic and Diluted            $    (.02)  $      (.29)
                                                 =========   ===========
Weighted Average Number of Common Shares
  Outstanding:
    Basic and Diluted                             27,347,590    10,478,437
                                                 ===========   ===========

The accompanying notes are an integral part of the financial statements.

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                  ---------------------------------------------
          FOR THE PERIOD MAY 12, 1999 (INCEPTION) TO DECEMBER 31, 2001
          ------------------------------------------------------------

                                                                                  Deficit
                                                                                -----------
                                                                                Accumulated
                                                                                -----------
                                                                   Additional     in the
                                                                   ----------   -----------
                                                Common Stock        Paid-In     Development
                                           ---------------------   ----------   -----------
                                             Shares      Amount     Capital        Stage         Total
                                           ----------   --------   ----------   -----------   -----------
Balance, May 12, 1999                              --   $    --    $       --   $        --   $        --
Common Stock Issued Upon Incorporation      9,890,927     9,891        (8,893)           --           998
Sale of Common Stock and Warrants             109,073       109       349,891            --       350,000
Valuation of Non-Cash Conversion
  Feature of Warrants                              --        --       128,500            --       128,500
Net Loss for the Period                            --        --            --      (864,567)     (864,567)
                                           ----------   -------    ----------   -----------   -----------
Balance, December 31, 1999                 10,000,000    10,000       469,498      (864,567)     (385,069)
Pacific Development Corporation
  Common Shares - Recapitalization            137,283       137          (137)           --            --
Costs Associated with Reverse Merger/
  Recapitalization                                 --        --      (275,000)           --      (275,000)
Issuance of Common Stock to Consultant
  for Services Under S-8                      227,717       228        35,068            --        35,296
Retirement of Common Stock
  by Related Party                           (406,544)     (407)          407            --            --
Issuance of Common Stock to Related
  Party Upon Exercise of Stock Options        407,000       407         3,663            --         4,070
Issuance of Common Stock to Correct
  August 1999 Share Purchase Amount            65,594        66           (66)           --            --
Issuance of Common Stock for
  Conversion of Note Payable                   97,765        98       155,715            --       155,813
Issuance of Common Stock
  for Consulting Services                      20,000        20        18,780            --        18,800
Valuation of Non-Cash Conversion Feature
  of Warrants and Debt Instruments                 --        --       847,936            --       847,936
Contributed Capital Pursuant to Debt
  Modification with Related Party                  --        --        76,026            --        76,026
Issuance of Common Stock Upon
  Exercise of Stock Options                   500,000       500         4,500            --         5,000
Stock Based Compensation                           --        --       686,758            --       686,758
Net Loss                                           --        --            --    (2,990,397)   (2,990,397)
                                           ----------   -------    ----------   -----------   -----------
Balance, December 31, 2000                 11,048,815    11,049     2,023,148    (3,854,964)   (1,820,767)

The accompanying notes are an integral part of the financial statements.

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                  ---------------------------------------------
          FOR THE PERIOD MAY 12, 1999 (INCEPTION) TO DECEMBER 31, 2001
          ------------------------------------------------------------
                                   (Continued)

                                                                                Deficit
                                                                              -----------
                                                                              Accumulated
                                                                              -----------
                                                                Additional      in the
                                                                ----------    ----------
                                            Common Stock          Paid-In     Development
                                       ---------------------    ----------    -----------
                                         Shares       Amount      Capital        Stage          Total
                                       ----------    -------    ----------    -----------    ----------
Issuance of Common Stock Upon
  Exercise of Stock Options               100,000        100           900             --         1,000

Issuance of Common Stock for
  Settlement of Notes Payable and
  Accrued Liabilities                  30,106,540     30,106     1,934,333             --     1,964,439

Issuance of Common Stock for
  Settlement of Accrued Liabilities     2,650,000      2,650        74,900             --        77,550

Treasury Stock Contributed by
  Stockholders, 9,104,981 Shares               --         --        (9,105)            --            --

                                               --         --         9,105             --            --

Retirement of Treasury Stock           (9,104,981)    (9,105)        9,105             --            --

Stock Based Compensation                       --         --       141,614             --       141,614

Net Loss                                       --         --            --       (569,327)     (569,327)
                                       ----------    -------    ----------    -----------    ----------

Balance, December 31, 2001             34,800,374    $34,800    $4,184,000    $(4,424,291)   $ (205,491)
                                       ==========    =======    ==========    ===========    ==========

The accompanying notes are an integral part of the financial statements.

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------

                                                              For the Year Ended
                                                          -------------------------     For the Period
                                                                December 31,             May 12, 1999
                                                          -------------------------     (Inception) to
                                                              2001         2000        December 31, 2001
                                                          ----------    -----------    -----------------
Operating Activities:
  Net Loss                                                $ (569,327)   $(2,990,397)      $(4,424,291)
                                                          ----------    -----------       -----------
  Adjustments to Reconcile Net Loss to Net Cash
    Used in Operating Activities:
      Depreciation and Amortization                          235,835        800,671         1,036,506
      Stock Issued for Services and Other                         --         54,096           182,596
      Stock Based Compensation                               141,614        686,758           828,372
      Extinguishment of Debt                                 (40,000)      (552,557)         (592,557)
  Changes in Operating Assets and Liabilities:
    (Increase) in Other Current Assets                         2,172         (2,172)               --
    (Increase) in Security Deposits                            7,077         (7,077)               --
    Increase in Accounts Payable and Accrued Expenses        (76,719)     1,057,894         1,026,900
                                                          ----------    -----------       -----------
         Total Adjustments                                  (269,979)     2,037,613         2,481,817
                                                          ----------    -----------       -----------
Net Cash (Used) in Operating Activities                     (299,348)      (952,784)       (1,942,474)
                                                          ----------    -----------       -----------

Investing Activities:
  Capital Expenditures                                            --        (14,899)          (14,899)
  Investment in Cardoso Cigarette Depot (Pty) Ltd.         1,000,000     (1,000,000)               --
                                                          ----------    -----------       -----------
Net Cash (Used) in Investing Activities                    1,000,000     (1,014,899)          (14,899)
                                                          ----------    -----------       -----------

Financing Activities:
  Proceeds of Notes Payable                                       --      2,265,703         2,765,703
  Repayment of Notes Payable                                (708,916)        (4,597)         (713,513)
  Deferred Loan Costs                                             --        (92,898)         (179,745)
  Proceeds from Sale of Common Stock                              --             --           350,998
  Proceeds from Exercise of Stock Options                      1,000          9,070            10,070
  Costs Associated with Reverse Merger/Recapitalization           --       (275,000)         (275,000)
                                                          ----------    -----------       -----------
Net Cash Provided by Financing Activities                   (707,916)     1,902,278         1,958,513
                                                          ----------    -----------       -----------

Net Increase (Decrease) in Cash and Cash Equivalents          (7,264)       (65,405)            1,140

Cash and Cash Equivalents - Beginning of Period                8,404         73,809                --
                                                          ----------    -----------       -----------
Cash and Cash Equivalents - End of Period                 $    1,140    $     8,404       $     1,140
                                                          ==========    ===========       ===========

The accompanying notes are an integral part of the financial statements.

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         -------------------------------
                             STATEMENT OF CASH FLOWS
                             ------------------------

                                                               For the Year Ended
                                                             ---------------------    For the Period
                                                                  December 31,         May 12, 1999
                                                             ---------------------    (Inception)to
                                                                2001        2000     December 31, 2001
                                                             ----------   --------   -----------------
Supplemental Disclosure of Cash Flow Information:
  Cash Paid for Interest                                     $       --   $ 19,759      $   19,759
                                                             ==========   ========      ==========

  Cash Paid for Income Taxes                                 $       --   $     --      $       --
                                                             ==========   ========      ==========

Supplemental Disclosure of Non-Cash Investing and
  Financing Activities:
    Issuance of 97,765 Shares of Common Stock for
      Conversion of Note Payable                             $       --   $155,813      $  155,813
                                                             ==========   ========      ==========

    Contributed Capital Pursuant to Debt Modification with
      Related Party                                          $       --   $ 76,026      $   76,026
                                                             ==========   ========      ==========

Issuance of 30,106,540 Shares of Common Stock
  for Settlement of Notes Payable and Accrued
  Liabilities                                                $1,964,439   $     --      $1,964,439
                                                             ==========   ========      ==========

Issuance of 650,000 Shares of Common Stock for
  Settlement of Accrued Liabilities                          $   17,550   $     --      $   17,550
                                                             ==========   ========      ==========

Issuance of 2,000,000 Shares of Common Stock for
  Settlement of Accrued Liabilities                          $   60,000   $     --      $   60,000
                                                             ==========   ========      ==========

Retirement of 9,104,981 Shares of Treasury Stock             $    9,105   $     --      $    9,105
                                                             ==========   ========      ==========

The accompanying notes are an integral part of the financial statements.

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2001
                                -----------------

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

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2001 the Company was a development stage enterprise, has incurred losses of approximately $4,424,000 since inception and its current liabilities exceed its current assets by approximately $212,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company is dependent on its exiting the development stage, achieving sufficiently profitable operations and obtaining adequate financing. These financial statements do not reflect any adjustments relating to the recoverability and classification of assets carrying amounts and classification of liabilities should the Company be unable to continue as a going concern.

          The Company has incurred substantial losses and has been funding its operations through debt and equity financings. The Company will need to continue to fund its operations in this manner until it achieves sufficiently profitable operations. The Company plans to eliminate the going concern uncertainly by raising additional funds through debt and/or equity financings. In addition, the Company has negotiated several note modification and settlement agreements with various note holders and creditors (see Note 7). The achievement and/or success of these planned measures, however, cannot be determined at this time.

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2001
                                -----------------

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

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2001
                                -----------------

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

NOTE 3 -  Property and Equipment
          ----------------------

          Property and equipment is summarized as follows:

Furniture and Fixtures                    $ 3,233
Office Equipment                            4,514
Office Equipment Under Capital Leases       7,152
                                          -------
                                           14,899
Less:  Accumulated Depreciation             8,825
                                          -------
                                          $ 6,074
                                          =======

          Depreciation expense was $5,247 and $3,578 for the years ended December 31, 2001 and 2000, respectively.

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2001
                                -----------------

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

NOTE 5 -  Notes Payable
          -------------

     Notes payable consist of the following:

 $50,000 face amount 20% unsecured promissory note payable
 October 9,2000. This note is in default and is carried as a
 current liability.                                             $50,000

 $18,121 of other notes, including capital leases of $9,500,
 payable over various terms, from one to three years.             5,154

            Total Notes Outstanding                              55,154

            Less Amounts Classified as Current                   55,154
                                                                -------
            Total Long Term Debt                                $    --
                                                                =======

          In addition to conversion privileges contained in certain other debt instruments (see Note 7), the Company has granted the following outstanding warrants to purchase common shares:

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2001
                                -----------------

NOTE 5 -  Notes Payable (Continued)
          -------------

          Three year warrant to purchase approximately 116,708 shares of the Company's common stock for total proceeds of $500,000 if exercised by October 1, 2001, and for total proceeds of $600,000 if exercised between October 1, 2001 and October 1, 2002. These warrants were cancelled pursuant to a note modification and release agreement (see Note 7).

          Two year warrant to purchase common shares at an amount equal to the number of common shares into which the above $150,000 face amount note is converted. Warrant exercise price will be equal to 75% of the fair market value of the Company's common stock at the date of exercise. These warrants were cancelled pursuant to a note modification and release agreement (see Note 10).

          For the years ended December 31, 2001 and 2000, the Company recorded $187,021 and $660,915 in non-cash financing costs related to conversion privileges and warrants contained in certain of the above outstanding debt and option instruments, based on the approximate fair value of these conversion privilege warrants and options.

NOTE 6 -  Accrued Expenses
          ----------------

          Accrued expenses consist of the following:

Accrued Expenses - Other                    $53,339
Accrued Interest                             14,167
                                            -------

                                            $67,506
                                            =======

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

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2001
                                -----------------

NOTE 7 -  Stockholders' Deficit (Continued)
          ---------------------

          Common Stock (Continued)
          ------------

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

          In January 2001, the Company granted a stock option to purchase 100,000 shares of common stock at an exercise price of $.01 per share. In connection with this grant, the Company recognized a charge of $99,420 during the year ended December 31, 2001. The stock option was exercised immediately.

          In January 2001, the Company issued a warrant to purchase common stock at an exercise price of $.10 per share. The warrant expires January 20, 2005. In connection with this grant, the Company recognized a charge of $42,194 during the year ended December 31, 2001.

          During the year ended December 31, 2001 the Company issued 2,650,000 shares of common stock valued at $77,550 as settlement of accrued liabilities to two creditors.

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2001
                                -----------------

NOTE 7 -  Stockholders' Deficit (Continued)
          ---------------------

          Note Modification and Release Agreements and Settlements with Vendors
          ----------------------------------------------------------------------
and Other Creditors
-------------------

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

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2001
                                -----------------

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

          The Company has issued various stock options. The Options granted had full vesting immediately. A summary of the Company's stock options activity under the Plan is as follows:

                                                    Options
                               ----------------------------------------------
                                            Price Range      Weighted Average
                                Shares       Per Share        Exercise Price
                               --------    --------------    ----------------

Balance-January 1, 2000              --    $           --         $  --
Granted                         907,000      1.375 - 4.75            .01
Exercised                      (907,000)    (1.375 - 4.75)         (.01)
                               --------    --------------         -----

Balance - December 31, 2000          --                --            --

Granted                         100,000               .01           .01
Exercised                      (100,000)             (.01)         (.01)
                               --------    --------------         -----
Balance - December 31, 2001          --    $           --         $  --
                               --------    ==============         =====

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2001
                                -----------------

NOTE 7 -  Stockholders' Deficit (Continued)
          ---------------------

          2000 Omnibus Stock Incentive Plan (Continued)
          ---------------------------------

          The Company recognized approximately $142,000 and $687,000 stock-based compensation expense during the years ended December 31, 2001 and 2000, relating to options granted to consultants with exercise prices below the estimated fair market value of the Company's common stock at the date of grant. The Company applies APB Opinion No. 25 and related Interpretations in accounts for these plans. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. The Company has adopted the disclosure-only provision of SFAS 123. Pro forma information regarding net income and earnings per share is required by Statement 123, and would be determined as if the Company has accounted for its employee stock options under the fair value method of that Statement. No stock options were granted to employees and, accordingly, there is no pro forma presentation. The fair value for the options granted to non-employees was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.5%; volatility factor of the expected market price of the Company's common stock of 50%; and a weighted-average expected life of the option, after the vesting period, of 10 years.

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

          100,000 warrants exercisable at $.10 per share, expiring January 20, 2005.

NOTE 8 -  Income Taxes
          ------------

          For income tax purposes, the Company has a net operating loss carryforward ("NOL") at December 31, 2001 of approximately $3,405,000 expiring in 2016 if not offset against future federal taxable income. There are certain limitations as to the future annual use of the NOLs due to certain changes in the Company's ownership.

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2001
                                -----------------

NOTE 8 -  Income Taxes (Continued)
          ------------

          Income tax benefit attributable to net loss differed from the amounts computed by applying the statutory Federal Income tax rate applicable for each period as a result of the following:

                                            Year Ended          Period Ended
                                         December 31, 2001   December 31, 2000
                                         -----------------   -----------------
 Computed "expected" tax benefit             $ 211,000            $ 857,000

 Decrease in  tax  benefit  resulting
   from net operating loss for which
   no benefit is currently available          (211,000)            (857,000)
                                             ---------            ---------
                                             $      --            $      --
                                             =========            =========

          The Company had deferred tax assets of approximately $1,362,000 at December 31, 2001, resulting primarily from net operating loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding their future realization. The difference between the federal statutory rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance.

NOTE 9 -  Commitments and Contingencies
          -----------------------------

          Lease Commitments
          ------------------

     In February 2000 the Company entered into a 5 year lease for office facilities that terminates February 28, 2005. In addition to base rent, the lease provides for payment of certain other occupancy costs. Approximate future minimum payments under this lease are summarized as follows:

 Year Ending
December 31,
------------

   2002                 $85,000
   2003                 $85,000
   2004                 $85,000
   2005                 $14,000

     Rent expense under this lease was approximately $74,000 for the years ended December 31, 2001 and 2000, respectively.