Form 10QSB
period 2002-03-31
CHESHIRE DISTRIBUTORS INC
filed 2002-06-04
CIK 946283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2002

[  ]  TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 for the Transition Period from _____________ TO _____________.

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

         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

         As of March 31, 2002, 34,800,374 shares of Common Stock, par value $.001 per share, of Cheshire Distributors, Inc. were issued and outstanding.

PART I  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                    CONTENTS

Balance Sheets                                                            F - 1

Statements of Operations                                                  F - 2

Statements of Cash Flows                                                  F - 3

Notes to Financial Statements                                             F - 5

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                                  BALANCE SHEET
                                  -------------
                                 MARCH 31, 2002
                                 --------------
                                   (Unaudited)


                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                         $     1,140
                                                                    ------------

         Total Current Assets                                             1,140

Property and Equipment
   (Net of Accumulated Depreciation of $10,137)                           4,762
                                                                    ------------

         Total Assets                                               $     5,902
                                                                    ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                                                  $   105,659
  Accrued Expenses                                                       91,690
  Loan Payable - Related Party                                            2,981
  Notes Payable - Current Portion                                        55,276
                                                                    ------------

         Total Current Liabilities                                      255,606
                                                                    -----------=

Commitments and Contingencies

Stockholders' Deficit:
  Common Stock, $0.001 Par Value;
    Authorized 100,000,000 Shares,
    Issued and Outstanding 34,800,374 Shares                             34,800
  Additional Paid-In Capital                                          4,184,000
  Deficit Accumulated in the Development Stage                       (4,468,504)
                                                                    ------------

         Total Stockholders' Deficit                                   (249,704)
                                                                    ------------

Total Liabilities and Stockholders' Deficit                         $     5,902
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

                                                   For the Three Months Ended
                                                 -----------------------------   For the Period
                                                           March 31,              May 19, 1999
                                                 -----------------------------   (Inception) To
                                                      2002            2001       March 31, 2002
                                                 -------------   -------------   -------------
Revenues                                         $         --    $         --    $         --

Selling, General and Administrative Expenses           41,591         217,372       2,944,711
                                                 -------------   -------------   -------------

Loss From Operations                                  (41,591)       (217,372)     (2,944,711)
                                                 -------------   -------------   -------------

Other Income (Expense):
  Interest Expense and Other Financing Charges         (2,622)        (49,002)       (952,552)
  Interest Income                                          --               4           3,653
  Amortization of Loan Fees                                --        (230,588)     (1,027,681)
  Extinguishment of Debt                                   --          40,000         592,557
  Loss on Investment                                       --              --        (139,770)
                                                 -------------   -------------   -------------

         Total Other Income (Expense)                  (2,622)       (239,586)     (1,523,793)
                                                 -------------   -------------   -------------

Net Loss                                         $    (44,213)   $   (456,958)   $ (4,468,504)
                                                 =============   =============   =============

Net Loss Per Share, Basic and Diluted            $       (.00)   $       (.04)
                                                 =============   =============

Weighted Average Number of Common Shares
  Outstanding:
    Basic and Diluted                              34,800,374      11,146,641
                                                 =============   =============

           The accompanying notes are an integral part of the financial statements.

                                             F-2

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

                                                          For the Three Months Ended
                                                          ---------------------------  For the Period
                                                                   March 31,            (May 19, 1999)
                                                          ---------------------------  (Inception) To
                                                              2002           2001      March 31, 2002
                                                          ------------   ------------   ------------
Operating Activities:
  Net Loss                                                $   (44,213)   $  (456,958)   $(4,468,504)
                                                          ------------   ------------   ------------
  Adjustments to Reconcile Net Loss to Net Cash
    Used in Operating Activities:
      Depreciation and Amortization                             1,434        231,899      1,037,940
      Stock Issued for Services and Other                          --             --        182,596
      Stock Based Compensation                                     --        141,614        828,372
      Extinguishment of Debt                                       --        (40,000)      (592,557)
  Changes in Operating Assets and Liabilities:
    (Increase) Decrease in Other Current Assets                    --          1,545             --
    (Increase) Decrease in Security Deposits                       --          7,077             --
    Increase (Decrease) in Accounts Payable and
      Accrued Expenses                                         39,798        (81,170)     1,066,698
                                                          ------------   ------------   ------------

         Total Adjustments                                     41,232        260,965      2,523,049
                                                          ------------   ------------   ------------

Net Cash (Used) in Operating Activities                        (2,981)      (195,993)    (1,945,455)
                                                          ------------   ------------   ------------

Investing Activities:
  Capital Expenditures                                             --             --        (14,899)
  Proceeds of Investment in Cardoso Cigarette
    Depot (Pty) Ltd.                                               --      1,000,000             --
                                                          ------------   ------------   ------------

Net Cash Provided by (Used) in Investing Activities                --      1,000,000        (14,899)
                                                          ------------   ------------   ------------

Financing Activities:
  Proceeds of Borrowings from Related Party                     2,981             --          2,981
  Proceeds of Notes Payable                                        --             --      2,765,703
  Repayment of Notes Payable                                       --       (648,944)      (713,513)
  Deferred Loan Costs                                              --             --       (179,745)
  Proceeds from Sale of Common Stock                               --             --        350,998
  Proceeds from Exercise of Stock Options                          --          1,000         10,070
  Costs Associated with Reverse Merger/Recapitalization            --             --       (275,000)
                                                          ------------   ------------   ------------

Net Cash Provided by (Used) in Financing Activities             2,981       (647,944)     1,961,494
                                                          ------------   ------------   ------------

Net Increase in Cash and Cash Equivalents                          --        156,063          1,140

Cash and Cash Equivalents - Beginning of Period                 1,140          8,404             --
                                                          ------------   ------------   ------------

Cash and Cash Equivalents - End of Period                 $     1,140    $   164,467    $     1,140
                                                          ============   ============   ============

Supplemental Disclosure of Cash Flow Information:
  Cash Paid for Interest                                  $        --    $        --    $    19,759
                                                          ============   ============   ============
  Cash Paid for Income Taxes                              $        --    $        --    $        --
                                                          ============   ============   ============

              The accompanying notes are an integral part of the financial statements.

                                                F-3

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

                                                              For the Three Months Ended
                                                             ---------------------------- For the Period
                                                                       March 31,          (May 19, 1999)
                                                             ---------------------------- (Inception) To
                                                                 2002           2001      March 31, 2002
                                                             -------------  -------------  -----------
Supplemental Disclosure of Non-Cash Investing and
  Financing Activities:
    Issuance of 97,765 Shares of Common Stock for
      Conversion of Note Payable                             $         --   $         --   $  155,813
                                                             =============  =============  ===========

    Contributed Capital Pursuant to Debt Modification
      with Related Party                                     $         --   $         --   $   76,026
                                                             =============  =============  ===========

Issuance of 30,106,540 Shares of Common Stock
  for Settlement of Notes Payable and Accrued
  Liabilities                                                $         --   $         --   $1,964,439
                                                             =============  =============  ===========

Issuance of 650,000 Shares of Common Stock for
  Settlement of Accrued Liabilities                          $         --   $         --   $   17,550
                                                             =============  =============  ===========

Issuance of 2,000,000 Shares of Common Stock for
  Settlement of Accrued Liabilities                          $         --   $         --   $   60,000
                                                             =============  =============  ===========

Retirement of 9,104,981 Shares of Treasury Stock             $         --   $         --   $    9,105
                                                             =============  =============  ===========

               The accompanying notes are an integral part of the financial statements.

                                                 F-4

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2002
                                 --------------
                                   (Unaudited)


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


NOTE 2 - Subsequent Events
         -----------------

         In April 2002, the Company entered into an assignment and assumption of two convertible notes from the original payee whereby the maker promised to pay the original payee an aggregate of $675,000. The notes bear interest at 8% per annum. The note in the amount of $125,000 is due on December 20, 2002 and the note in the amount of $550,000 is due on demand. Concurrently, the Company issued two Convertible Notes aggregating $675,000 principal. These notes bear interest at 8% per annum. One note for $125,000 is due on December 20, 2002 and the other note for $550,000 is payable on demand. The two convertible notes are convertible into Company's common stock at a conversion price of $.005 per share.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On March 8, 2002, Mr. Glenn Little filed a complaint against the Company in the county court of Midland County, Texas seeking to enforce a promissory note entered on August 8, 2000. Mr. Little is requesting the payment of the principal in the amount of $50,000 together with interest and attorneys' fees.

         Neither the Company nor any of its property is a party to any other material pending or threatened legal proceedings.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER EVENTS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  None.

         (b)  Reports on Form 8-K.

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the project to be signed on its behalf by the undersigned thereto duly authorized.


                                         CHESHIRE DISTRIBUTORS, INC.


May 30, 2002                             By:    /s/ Abe Grossman
                                              ------------------------------
                                              Abe Grossman
                                              Chief Executive Officer and
                                              Principal Accounting Officer