Form 10QSB
period 2002-06-30
CHESHIRE DISTRIBUTORS INC
filed 2002-08-19
CIK 946283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[x]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE SECURITIES
     EXCHANGE  ACT  OF  1934  for  the  quarterly  period  ended  June 30, 2002

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

     As of June 30, 2002, 34,800,374 shares of Common Stock, par value $.001 per share, of Cheshire Distributors, Inc. were issued and outstanding.

PART  I  FINANCIAL  INFORMATION

ITEM  1.   FINANCIAL  STATEMENTS

                                        CONTENTS

Balance  Sheets                                                   F  -  1

Statements  of  Operations                                        F  -  2

Statements  of  Cash  Flows                                       F  -  3

Notes  to  Financial  Statements                                  F  -  5





                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                  JUNE 30, 2002
                                   (Unaudited)


                                     ASSETS



Current Assets:
  Cash and Cash Equivalents                                        $      1,140
  Other Current Assets                                                   13,500
  Notes Receivable                                                      734,156
                                                                   ------------

        Total Current Assets                                            748,796

Property and Equipment (Net of Accumulated
  Depreciation of $11,448)                                                3,451
                                                                   ------------

Total Assets                                                       $    752,247
                                                                   ============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                                                 $    128,030
  Accrued Expenses                                                       92,763
  Loans Payable - Related Party                                          15,987
  Notes Payable                                                         789,555
                                                                   ------------

        Total Current Liabilities                                     1,026,335
                                                                   ------------

Commitments and Contingencies

Stockholders' Deficit:
  Common Stock, $0.001 Par Value; Authorized 100,000,000 Shares,
    Issued and Outstanding 34,800,374 Shares                             34,800
  Additional Paid-In Capital                                          4,184,000
  Deficit Accumulated in the Development Stage                       (4,492,888)
                                                                   ------------

        Total Stockholders' Deficit                                  (  274,088)
                                                                   ------------

Total Liabilities and Stockholders' Deficit                        $    752,247
                                                                   ============






The  accompanying  notes  are  an  integral  part  of  the financial statements.



                                                  CHESHIRE DISTRIBUTORS, INC.
                                               (A DEVELOPMENT STAGE ENTERPRISE)
                                                    STATEMENT OF OPERATIONS
                                                          (Unaudited)



                                                   For the Three  _              For the Six         For the Period
                                                   Months Ended                 Months Ended          May 19, 1999
                                                      June 30,                    June 30,           (Inception) To
                                                 2002       _2001  _        _ 2002        2001 _      June 30, 2002

Revenues                                      $    -      $      -          $    -     $     -        $     -
Selling, General and Administrative Expenses      20,578      32,683           62,169     250,055         2,965,289
                                              ----------- -----------       ---------- -----------     -------------
Loss From Operations                          (   20,578) (   32,683)       (  62,169) (  250,055)     (  2,965,289)
                                              ----------- -----------       ---------- -----------     -------------

Other Income (Expense):
  Interest Expense and Other Financing Charges(   17,306) (   14,229)       (  19,928) (   63,231)     (    969,858)
  Interest Income                                 13,500         -             13,500           4            17,153
  Amortization of Loan Fees                        -             -               -     (  230,588)     (  1,027,681)
  Extinguishment of Debt                           -             -               -         40,000           592,557
  Loss on Investment                               -             -               -           -         (    139,770)
                                              ----------- -----------       ---------- -----------     -------------


       Total Other Income (Expense)           (    3,806) (   14,229)       (   6,428) (  253,815)     (  1,527,599)
                                              ----------- -----------       ---------- -----------     -------------


Net Loss                                      $(  24,384) $(  46,912)       $( 68,597) $( 503,870)    $(  4,492,888)
                                              =========== ===========       ========== ===========    ==============

Net Loss Per Share, Basic and Diluted         $(     .00) $(     .00)       $(    .00) $(     .03)
                                              =========== ===========       ========== ===========

Weighted Average Number of Common Shares
  Outstanding:
    Basic and Diluted                         34,800,374   28,041,283        34,800,374 19,547,802
                                              ===========  ===========       ========== ==========



The  accompanying  notes  are  an  integral  part  of  the financial statements.


                                                CHESHIRE DISTRIBUTORS, INC.
                                             (A DEVELOPMENT STAGE ENTERPRISE)
                                                  STATEMENT OF CASH FLOWS
                                                        (Unaudited)

                                                                                                   For  the  Period
                                                                 For  the  Six  Months  Ended      (May  19,  1999)
                                                                          June  30,                 (Inception)  To
                                                                     2002           2001            June  30,  2002


Operating Activities:
  Net Loss                                                       $ (  68,597)   $(   503,870)     $  ( 4,492,888)
                                                                 -----------     ------------      -------------
  Adjustments to Reconcile Net Loss to Net Cash Flows
    Used in Operating Activities:
      Depreciation and Amortization                                   2,868           233,211          1,039,374
      Stock Issued for Services and Other                              -                 -               182,596
      Stock Based Compensation                                         -              141,614            828,372
      Extinguishment of Debt                                           -         (     40,000)     (     592,557)
  Changes in Operating Assets and Liabilities:
    (Increase) Decrease in Other Current Assets                  (    13,500)           2,099      (      13,500)
    (Increase) Decrease in Security Deposits                           -                7,077              -
    Increase (Decrease) in Accounts Payable and
      Accrued Expenses                                               63,242      (    129,626)         1,090,142
                                                                 -----------     ------------      -------------

         Total Adjustments                                           52,610           214,375          2,534,427
                                                                 -----------     ------------      -------------

Net Cash (Used) in Operating Activities                          (    15,987)    (    289,495)      (  1,958,461)
                                                                 -----------     ------------      -------------

Investing Activities:
  Capital Expenditures                                                 -                 -          (     14,899)
  Investment in Cardoso Cigarette Depot (Pty) Ltd.                     -            1,000,000              -
                                                                 -----------     ------------      -------------

Net Cash Provided by (Used) in Investing Activities                    -            1,000,000       (     14,899)
                                                                 -----------     ------------      -------------

Financing Activities:
  Proceeds of Borrowings from Related Party                          15,987              -                15,987
  Proceeds of Notes Payable                                            -                 -             2,765,703
  Repayment of Notes Payable                                           -         (    709,161)      (    713,513)
  Deferred Loan Costs                                                  -                 -          (    179,745)
  Proceeds from Sale of Common Stock                                   -                 -               350,998
  Proceeds from Exercise of Stock Options                              -                1,000             10,070
  Costs Associated with Reverse Merger/Recapitalization                -                 -           (   275,000)
                                                                 -----------     ------------      -------------

Net Cash Provided by (Used) in Financing Activities                   15,987     (    708,161)         1,974,500
                                                                 -----------     ------------      -------------

Net Increase (Decrease) in Cash and Cash Equivalents                   -                2,344              1,140

Cash and Cash Equivalents - Beginning of Period                        1,404            8,404              -
                                                                 -----------     ------------      -------------

Cash and Cash Equivalents - End of Period                        $     1,404     $     10,748      $       1,140
                                                                 ===========     ============      =============

Supplemental Disclosure of Cash Flow Information:
  Cash Paid for Interest                                         $     -         $        244      $      19,759
                                                                 ===========     ============      =============
  Cash Paid for Income Taxes                                     $     -         $       -         $       -
                                                                 ===========     ============      =============


The accompanying notes are an integral part of the financial statements.



                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                   For  the  Period
                                                       For the Six Months Ended    (May 19, 1999)
                                                              June  30,            (Inception)  To
                                                          2002          2001        June  30, 2002
Supplemental  Disclosures  of  Non-Cash
  Investing  and  Financing  Activities:


    Issuance of 97,765 Shares of Common Stock
      For Conversion of Note Payable                   $      -       $      -        $   155,813
                                                       ==========     ==========      ===========

    Contributed Capital Pursuant to Debt Modification
      with Related Party                               $      -       $      -        $    76,026
                                                       ==========     ==========      ===========

    Issuance of 30,106,540 Shares of Common
      Stock for Settlement of Notes Payable and
      Accrued Liabilities                              $      -       $      -        $ 1,964,439
                                                       ==========     ==========      ===========

    Issuance of 650,000 Shares of Common Stock
      for Settlement of Accrued Liabilities            $      -       $      -        $    17,550
                                                       ==========     ==========      ===========

    Issuance of 2,000,000 Shares of Common Stock
      for Settlement of Accrued Liabilities            $      -       $      -        $    60,000
                                                       ==========     ==========      ===========

    Retirement of 9,104,981 Shares of Treasury Stock   $      -       $      -        $     9,105
                                                       ==========     ==========      ===========

    Notes Payable Issued as Consideration for Notes
      Receivable Assigned                              $  734,156     $      -        $   734,156
                                                       ==========     ==========      ===========













The  accompanying  notes  are  an  integral  part  of  the financial statements.

                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)



NOTE  1 -     Basis  of  Presentation

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

NOTE  2 -     Notes  Receivable

              In April 2002 the Company entered into an assignment and assumption of two convertible notes from the original payee whereby the maker promised to pay the original payee an aggregate of $675,000 plus accrued interest thereon in the amount of $59,156. The notes bear interest at 8% per annum. The note in the amount of $125,000 is due on December 20, 2002 and the note  in  the  amount  of  $550,000  is  past  due.


NOTE  3 -     Notes  Payable

              In April 2002, the Company issued two Convertible Notes aggregating $675,000 principal to the assignor of the notes receivable as consideration for the notes receivable assigned (see Note 2). These notes bear interest at 8% per annum. One note for $125,000 is due on December 20, 2002 and the other note for $550,000 is payable on demand. In addition, the Company issued a third Convertible Note in the amount of $59,156 to the assignor of the notes receivable as consideration for the accrued interest assigned, payable on demand and bearing interest at 8% per annum. The three convertible notes are convertible into the Company's common stock at a conversion price of $.005 per share.

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

          4. The election of the nominee of the Convertible Noteholders Group, Mr. Abraham Grossman, as a director of the Company to fill a vacancy on the Board, who after the resignations by the remaining directors became the sole director of the Company.

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

     Liquidity  and  Capital  Resources

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

     We have incurred substantial losses and have been funding our operations through debt and equity financings. We will need to continue to fund our operations in this manner until we achieve sufficiently profitable operations through a merger, or otherwise. The achievement and/or success of these planned measures, however, cannot be determined at this time.


PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     On March 8, 2002, Mr. Glenn Little filed a complaint against the Company in the county court of Midland County, Texas seeking to enforce a promissory note entered on August 8, 2000. Mr. Little is requesting the payment of the principal in the amount of $50,000 together with interest and attorneys' fees. The Company filed a response to the complaint and intends to defend this action.

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

            99.  Officer  Certification.

     (b)  Reports  on  Form  8-K.

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the project to be signed on its behalf by the undersigned thereto duly authorized.



                                            CHESHIRE  DISTRIBUTORS,  INC.


August  16,  2002                           By: /s/  Abe  Grossman_________
                                                Abe  Grossman
                                                Chief  Executive  Officer  and
                                                Principal  Accounting  Officer




                                                            Exhibit 99




          Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
            Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

I, Abe Grossman, Chief Executive Officer of Cheshire Distributors, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of
     Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated:  August  16,  2002



                                        _/s/  Abe  Grossman_____________
                                        Abe  Grossman
                                        Chief  Executive  Officer  and
                                        Principal  Accounting  Officer