Form 10QSB
period 2002-09-30
CHESHIRE DISTRIBUTORS INC
filed 2002-11-19
CIK 946283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2002

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

     As of September 30, 2002, 34,800,374 shares of Common Stock, par value $.001 per share, of Cheshire Distributors, Inc. were issued and outstanding.

PART I  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                    CONTENTS
                                    --------

Balance Sheets                                                  F - 1

Statements of Operations                                        F - 2

Statements of Cash Flows                                        F - 3

Notes to Financial Statements                                   F - 5

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                                  BALANCE SHEET
                                  -------------
                               SEPTEMBER 30, 2002
                               ------------------
                                   (Unaudited)



                                     ASSETS
                                     ------
Current Assets:
  Cash and Cash Equivalents                                        $      1,140
  Notes Receivable (Including Accrued Interest of $86,156)              761,156
                                                                   -------------

     Total Current Assets                                               762,296

Property and Equipment (Net of Accumulated
  Depreciation of $11,973)                                                2,926
                                                                   -------------

Total Assets                                                       $    765,222
                                                                   =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------


Current Liabilities:
  Accounts Payable                                                 $    150,761
  Accrued Expenses                                                      108,739
  Loans Payable - Related Party                                          25,602
  Notes Payable                                                         789,677
                                                                   -------------

     Total Current Liabilities                                        1,074,779
                                                                   -------------

Commitments and Contingencies

Stockholders' Deficit:
  Common Stock, $0.001 Par Value; Authorized 100,000,000 Shares,
    Issued and Outstanding 34,800,374 Shares                             34,800
  Additional Paid-In Capital                                          4,184,000
  Deficit Accumulated in the Development Stage                       (4,528,357)
                                                                   -------------

     Total Stockholders' Deficit                                    (   309,557)
                                                                   -------------

Total Liabilities and Stockholders' Deficit                        $    765,222
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

                                                CHESHIRE DISTRIBUTORS, INC.
                                                ---------------------------
                                              (A DEVELOPMENT STAGE ENTERPRISE)
                                              --------------------------------
                                                  STATEMENT OF OPERATIONS
                                                  -----------------------
                                                        (Unaudited)

                                                     For  the  Three             For  the  Nine
                                               --------------------------  --------------------------
                                                      Months  Ended              Months  Ended
                                               --------------------------  --------------------------    For  the  Period
                                                      September 30,              September  30,             May 19, 1999
                                               --------------------------  --------------------------     (Inception)  To
                                                   2002          2001          2002          2001       September 30, 2002
                                               ------------  ------------  ------------  ------------  --------------------
Revenues                                       $         -   $         -   $         -   $         -   $                 -

Selling, General and Administrative Expenses        31,664        24,142        93,833       274,197             2,996,953
                                               ------------  ------------  ------------  ------------  --------------------

Loss From Operations                              ( 31,664)     ( 24,142)      (93,833)   (  274,197)           (2,996,953)
                                               ------------  ------------  ------------  ------------  --------------------

Other Income (Expense):
  Interest Expense and Other Financing Charges    ( 17,305)       (4,289)      (37,233)   (   67,520)            ( 987,163)
  Interest Income                                   13,500             -        27,000             4                30,653
  Amortization of Loan Fees                              -             -             -    (  230,588)           (1,027,681)
  Extinguishment of Debt                                 -             -             -        40,000               592,557
  Loss on Investment                                     -             -             -             -              (139,770)
                                               ------------  ------------  ------------  ------------  --------------------

     Total Other Income (Expense)                   (3,805)      ( 4,289)     ( 10,233)    ( 258,104)           (1,531,404)
                                               ------------  ------------  ------------  ------------  --------------------

Net Loss                                       $   (35,469)  $  ( 28,431)  $ ( 104,066)  $ ( 532,301)  $        (4,528,357)
                                               ============  ============  ============  ============  ====================

Net Loss Per Share, Basic and Diluted          $    (  .00)  $     ( .00)  $   (   .00)  $    (  .02)
                                               ============  ============  ============  ============

Weighted Average Number of Common Shares
  Outstanding:
    Basic and Diluted                           34,800,374    34,800,374    34,800,374    24,836,030
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

                                                            For the Nine Months Ended
                                                         ------------------------------     For the Period
                                                                 September 30,              (May 19, 1999)
                                                         ------------------------------     (Inception) To
                                                             2002            2001         September 30, 2002
                                                         -------------  ---------------  --------------------
Operating Activities:
  Net Loss                                               $(   104,066)  $(     532,301)  $        (4,528,357)
                                                         -------------  ---------------  --------------------
  Adjustments to Reconcile Net Loss to Net Cash
    Used in Operating Activities:
      Depreciation and Amortization                             3,515          234,523             1,040,021
      Stock Issued for Services and Other                           -                -               182,596
      Stock Based Compensation                                      -          141,614               828,372
      Extinguishment of Debt                                        -         ( 40,000)            ( 592,557)
  Changes in Operating Assets and Liabilities:
    (Increase) Decrease in Other Current Assets              ( 27,000)           2,172              ( 27,000)
    (Increase) Decrease in Security Deposits                        -            7,077                     -
    Increase (Decrease) in Accounts Payable and
      Accrued Expenses                                        101,949         (110,413)            1,128,849
                                                         -------------  ---------------  --------------------

     Total Adjustments                                         78,464          234,973             2,560,281
                                                         -------------  ---------------  --------------------

Net Cash (Used) in Operating Activities                      ( 25,602)       ( 297,328)           (1,968,076)
                                                         -------------  ---------------  --------------------

Investing Activities:
  Capital Expenditures                                              -                -               (14,899)
  Investment in Cardoso Cigarette Depot (Pty) Ltd.                  -        1,000,000                     -
                                                         -------------  ---------------  --------------------

Net Cash Provided by (Used) in Investing Activities                 -        1,000,000              ( 14,899)
                                                         -------------  ---------------  --------------------

Financing Activities:
  Proceeds of Borrowings From Related Party                    25,602                -                25,602
  Proceeds of Notes Payable                                         -                -             2,765,703
  Repayment of Notes Payable                                        -        ( 709,039)             (713,513)
  Deferred Loan Costs                                               -                -              (179,745)
  Proceeds from Sale of Common Stock                                -                -               350,998
  Proceeds from Exercise of Stock Options                           -            1,000                10,070
  Costs Associated with Reverse Merger/Recapitalization             -                -              (275,000)
                                                         -------------  ---------------  --------------------

Net Cash Provided by Financing Activities                      25,602        ( 708,039)            1,984,115
                                                         -------------  ---------------  --------------------

Net Increase (Decrease) in Cash and Cash Equivalents                -         (  5,367)                1,140

Cash and Cash Equivalents - Beginning of Period                 1,140            8,404                     -
                                                         -------------  ---------------  --------------------

Cash and Cash Equivalents - End of Period                $      1,140   $        3,037   $             1,140
                                                         =============  ===============  ====================

Supplemental Disclosure of Cash Flow Information:
  Cash Paid for Interest                                 $          -   $          366   $            19,759
                                                         =============  ===============  ====================
  Cash Paid for Income Taxes                             $          -   $            -   $                 -
                                                         =============  ===============  ====================



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
                                              (Continued)


                                                         For the Six Months Ended
                                                       ---------------------------   For  the  Period
                                                             September  30,           (May 19, 1999)
                                                       ---------------------------    (Inception) To
                                                           2002          2001       September 30, 2002
                                                       ------------  -------------  -------------------
Supplemental Disclosures of Non-Cash
  Investing and Financing Activities:

    Issuance of 97,765 Shares of Common Stock
      For Conversion of Note Payable                   $          -  $           -  $           155,813
                                                       ============  =============  ===================

    Contributed Capital Pursuant to Debt Modification
      with Related Party                               $          -  $           -  $            76,026
                                                       ============  =============  ===================

    Issuance of 30,106,540 Shares of Common
      Stock for Settlement of Notes Payable and
      Accrued Liabilities                              $          -  $   1,964,439  $         1,964,439
                                                       ============  =============  ===================

    Issuance of 650,000 Shares of Common Stock
      for Settlement of Accrued Liabilities            $          -  $      17,550  $            17,550
                                                       ============  =============  ===================

    Issuance of 2,000,000 Shares of Common Stock
      for Settlement of Accrued Liabilities            $          -  $      60,000  $            60,000
                                                       ============  =============  ===================

    Retirement of 9,104,981 Shares of Treasury Stock   $          -  $       9,105  $             9,105
                                                       ============  =============  ===================

    Notes Payable Issued as Consideration for Notes
      Receivable Assigned                              $    734,156  $           -  $           734,156
                                                       ============  =============  ===================



The accompanying notes are an integral part of the financial statements.

                           CHESHIRE DISTRIBUTORS, INC.
                           ---------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                               SEPTEMBER 30, 2002
                               ------------------
                                   (Unaudited)



NOTE 1 -  Basis  of  Presentation
          -----------------------

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


NOTE 2 -  Notes  Receivable
          -----------------

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


NOTE 3 -  Notes  Payable
          --------------

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On March 8, 2002, Mr. Glenn Little filed a complaint against the Company in the county court of Midland County, Texas seeking to enforce a promissory note entered on August 8, 2000. Mr. Little is requesting the payment of the principal in the amount of $50,000 together with interest and attorneys' fees. The Company filed a response to the complaint and intends to defend this action. The Company is investigating the circumstances surrounding the original issuance of this Note.

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

     None.


ITEM 5.  OTHER EVENTS

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

          99. Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

     (b)  Reports  on  Form  8-K.

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the project to be signed on its behalf by the undersigned thereto duly authorized.



                                          CHESHIRE DISTRIBUTORS, INC.


November 18, 2002                         By:   /s/  Abe Grossman
                                              ------------------------------
                                              Abe Grossman
                                              Chief Executive Officer and
                                              Principal Accounting Officer