Form 10KSB
period 2002-12-31
CHESHIRE DISTRIBUTORS INC
filed 2003-04-15
CIK 946283

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                   FORM 10-KSB

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

For the fiscal year ended December 31, 2002
                          -----------------

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ______________

                                       Commission file number 0-26186

                           CHESHIRE DISTRIBUTORS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                Delaware                                   84-1209978
    -------------------------------                    -----------------
    (State or Other Jurisdiction of                     (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)

    152 West 57th St. - 4th Floor, New York, New York       10019
    -------------------------------------------------     ----------
              (Address of Principal Executive Offices)    (Zip Code)

                                 (212) 541-5800
                -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities Registered under Section 12(b) of the Exchange Act:

                                              Name of Each Exchange
           Title of Each Class                on Which Registered

                   None
---------------------------------       ----------------------------------

---------------------------------       ----------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.001 par value per share
                                (Title of Class)

                        ---------------------------------
                                (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes  X    No
                                                                       ---


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

     As of December 31, 2002, due to the limited market for the Company's securities, no estimate is being supplied herewith of the market value for such securities.

     The number of shares outstanding of the issuer's Common Stock outstanding as of March 31, 2003 was 99,952,374.

     Transitional Small Business Disclosure Format: Yes    ; No X
                                                        ---    ---

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

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

ITEM 2. DESCRIPTION OF PROPERTY

     In February 2000, we entered into a five year lease for office facilities located in Westport, Connecticut, which terminates on February 5, 2005. Although this lease has not been formally terminated, there is a current tenant in the premises who took possession of the premises right after we vacated the premises in March 2001, and we are presently not making any payments with respect to this lease. We do not presently own or lease any other material property.

ITEM 3. LEGAL PROCEEDINGS

     In 2002, Mr. Glenn Little filed a complaint against the Company in the county court of Midland County, Texas seeking to enforce a promissory note entered on August 8, 2000. Mr. Little is requesting the payment of the principal in the amount of $50,000 together with interest and attorneys' fees. We filed a response to the complaint and intend to defend this action. We are investigating the circumstances surrounding the original issuance of this Note.

     Neither the Company nor any of its property is a party to any other material pending or threatened legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal year covered by this Report.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our shares of Common Stock currently trade on the OTC Bulletin Board. Historically, the high and low price quotations for our common stock, $.001 par value per share, as reported to by the OTC Bulletin Board for 2000, 2001 and 2002 and the first quarter of 2003 is listed in the following chart. These quotations are between dealers, do not include retail mark-ups, markdowns or other fees and commissions, and may not represent actual transactions.

 Quarter Ended     Low     High

 2000

 1st Quarter                 N/A      N/A
 2nd Quarter                4.00      7.00
 3rd Quarter                 1.50     4.125
 4th Quarter                 .75      2.00

 2001

 1st Quarter                .02     1.03125
 2nd Quarter                .03     .03
 3rd Quarter                .015     .02
 4th Quarter                .001     .015

 2002

 1st Quarter                .001     .001
 2nd Quarter                .001    .05
 3rd Quarter                .001    .05
 4th Quarter                .001    .005

 2003

 1st Quarter                .005    .015

     At December 31, 2002, there were approximately 414 holders of record of our Common Stock. We have not paid dividends on our shares of Common Stock outstanding during the past two fiscal years. There are no restrictions that limit the ability of the Company to pay dividends or are likely to do so in the future.

Recent Sale Of Unregistered Securities

     In February 2003, we issued 65,152,000 shares of our common stock to Laurus Master Fund, Ltd. upon conversion of a convertible note issued in February 2003.


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

     In February 2003, Laurus Master Fund, Ltd, our majority stockholder, provided $2 million in financing to us in exchange for a Term Note in the amount of $2 million. As part of this transaction, pursuant to a security agreement, we granted a security interest in our assets to Laurus.

     In February 2003, we completed a $2 million investment in Linsang Manufacturing, Inc., a Delaware corporation, in exchange for a Term Note from Linsang to us in the amount of $2 million.

     In February 2003, we issued 65,152,000 shares of our common stock to Laurus Master Fund, Ltd. upon conversion of a convertible note.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

     The directors and executive officers of the Company are as follows:

Name               Age   Position

Abe Grossman    50   Chairman, Chief Executive Officer and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal year 2002, we are not aware of any director, officer or beneficial owner of more than ten percent of our Common Stock that, during fiscal year 2002, failed to file on a timely basis reports required by
Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10.  EXECUTIVE COMPENSATION

     Our officers and directors have not been awarded, earned or paid any compensation since May 2001.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2003 by

     o each person who, to our knowledge, beneficially owns more than 5% of the our common stock;

     o    each of our directors; and

     o    all of our executive officers and directors as a group:

                                        NUMBER OF SHARES         APPROXIMATE
                                          BENEFICIALLY           PERCENTAGE OF
NAME(1)                                       OWNED              COMMON STOCK(2)
-------                                    ------------          ---------------


Abe Grossman                                       0               --
c/o Cheshire Distributors, Inc.
152 West 57th St. - 4th Floor
New York, New York 10019

Laurus Master Fund, Ltd.                65,152,000 shares          65%
c/o Ironshore Corporate Services, Ltd.
P.O. Box 1234 G.T.
Queensgate House
South Church Street
Grand Cayman, Cayman Islands

The Keshet Fund, L.P.                   5,633,452 shares           5.6%
152 West 57th St. - 4th Floor

New York, New York 10019

Keshet, L.P.                            8,793,681 shares           8.7%
c/o Ragnall House, 18 Peel Road
Douglas, Isle of Man, 1M1


All Officers and Directors as a Group
(1 person)                                      0                --
----------

     (1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the rules and regulations promulgated under the Securities Exchange Act of 1934. Beneficially owned securities may include securities owned by and for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual. Beneficially owned securities may also include other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days pursuant to the conversion of convertible equity, exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities.

     (2) The foregoing table is based upon 99,952,374 shares of common stock outstanding as of March 31, 2003, assuming no other changes in the beneficial ownership of our securities.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Laurus Master Fund, Ltd, our majority stockholder, has provided $2 million in financing to us in exchange for a Note in the amount of $2 million. As part of this transaction, pursuant to a security agreement, we granted a security interest in our assets to Laurus.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(A)  Reports on Form 8-K

     We did not file any reports on Form 8-K in the fourth quarter of fiscal year 2002.

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

3.2 Articles of Amendment to the Articles Incorporation of Tamaron Oil & Gas, Inc. filed September 22, 1983, incorporated by reference to

          Exhibit 2.2 on the Company's Form 10-SB/A filed July 3, 1996.

3.3 Articles of Amendment to the Articles Incorporation of Tamaron Oil & Gas, Inc. filed October 16, 1985, incorporated by reference to Exhibit
          2.3 on the Company's Form 10-SB/A filed July 3, 1996.

3.4       Bylaws of Tamaron Oil & Gas, Inc, incorporated by reference to Exhibit
          2.4 on the Company's Form 10-SB/A filed July 3, 1996.

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

10.1 Stock Purchase Agreement, incorporated by reference to Exhibit 10.1 on the Company's Form 8-K filed November 4, 1999.

10.2      Agreement and Plan of Merger, incorporated by reference to Exhibit
          10.2 on the Company's Form 8-K filed February 18, 2000.

10.3 Agreement of Merger and Plan of Merger and Reorganization, incorporated by reference to Exhibit 10.3 on Form 8-K filed March 23, 2000.

10.4      Laurus Note, dated February 10, 2003.

10.5      Linsang Note, dated February 10, 2003.

10.6 Security Agreement, dated February 10, 2003 by and between Laurus Master Fund, Ltd. and the Company.

99 Certification of the Chief Executive Officer of Cheshire Distributors, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.


ITEM 14.   CONTROLS AND PROCEDURES

     As of December 31, 2002, an evaluation was performed by our Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CHESHIRE DISTRIBUTORS, INC.


                                           By:  /s/ Abe Grossman
                                           Abe Grossman, Chairman and Chief
                                           Executive Officer

                                           Date:  April 14, 2003

                                                                      EXHIBIT 99

                                  CERTIFICATION

I, Abe Grossman, CEO, certify that:

1. I have reviewed this annual report on Form 10-KSB of Cheshire Distributors, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 14, 2003
                                              /s/ Abe Grossman
                                              Chief Executive Officer

Ehibit 10.4

                                    TERM NOTE

$2,000,000                                                    New York, New York
                                                               February 10, 2003

     FOR VALUE RECEIVED, the undersigned, a corporation organized and existing under the laws of the State of Delaware, hereby promises to pay to the order of Laurus Master Fund, Ltd. ("Lender") at its offices located at 152 West 57th Street, 4th Floor, New York, NY 10019 or at such other place as Lender may from time to time designate to the undersigned in writing:

     (a) the principal sum of Two Million Dollars and 00/100 Dollars ($2,000,000) payable in full on August 10, 2003; and

     (b) interest on the principal amount of this Note from time to time outstanding, payable, in arrears, on the last day of each month commencing on February 28, 2003 and on the last day of each month thereafter at a rate of interest per annum equal to 8.35%. In no event, however, shall interest hereunder be in excess of the maximum interest rate permitted by law.

     This Note may be prepaid at any time without premium or penalty. All such prepayments shall be applied against the principal installments in the inverse order of the maturities thereof.

     If any one or more of the following events of default (an "Event of Default") shall occur, that is to say:

     (a) default shall be made in the payment of any principal or interest of this Note when the same shall become due and payable whether at maturity, by acceleration, by notice of intention to prepay or otherwise; or

     (b) the undersigned shall become unable to pay its debts as they mature, make a general assignment for the benefit of creditors, suspend the transaction of its usual business, commence or cause to be commenced a meeting of its creditors or take advantage of any of the insolvency laws, or a case is commenced or a petition in bankruptcy or for an arrangement or reorganization under the Federal Bankruptcy Code (i) is filed against the undersigned, or (ii) is filed by the undersigned, or a custodian or receiver (or other court designee performing the functions of a receiver) is appointed for or takes possession of the undersigned's assets or affairs, or an order for relief in a case commenced under the Federal Bankruptcy Code is entered; or

     (c) any judgment or judgments against the undersigned or its property for any amount remains unpaid, undischarged, unsatisfied, unbonded or undismissed for a period of ten (10) days, or a levy, sequestration or attachment against the undersigned or its property for any amount remains unpaid, undischarged, unstayed, unsatisfied or undismissed for a period of ten (10) days; or

     (d) a default shall have occurred under the Pledge and Security Agreement dated as of the date hereof between Kwok Li and Lender (as amended, modified and supplemented from time to time); or

     (e) should any guarantor of the obligations hereunder (a "Guarantor") default in such guarantor's obligations under any guaranty agreement, security agreement and/or pledge agreement (each, a "Guarantor Agreement") or should any proceeding shall be brought to challenge the validity or binding effect of any such Guarantor Agreement, or should any such Guarantor Agreement cease to be a valid, binding and enforceable obligation; or

     (f) if any Guarantor attempts to terminate, challenges the validity of, or such Guarantor's liability under any Guarantor Agreement or if any individual Guarantor shall die; or

     (g) if a default shall occur under the Term Note dated as of the date hereof in the original principal amount of $2,000,000 made by Linsang Manufacturing, Inc. in favor of Lender (as collateral assignee of Cheshire Distributors, Inc.), then this Note (i) upon the occurrence of an Event of Default pursuant to Section (b) shall immediately become due and payable, without notice, together with reasonable attorneys' fees and (ii) upon the occurrence of any other Event of Default, which is not cured within ten (10) days after receipt of written notice of such default, shall at the option of Lender, immediately become due and payable, without notice, together with reasonable attorneys' fees if the collection hereof is placed in the hands of an attorney to obtain or enforce payment hereof.

     This Note is being delivered in the State of New York, and shall be construed and enforced in accordance with the laws of such State.

     Any judicial proceeding by the undersigned against Lender involving, directly or indirectly, any matter or claim in any way arising out of, related to or connected with this Note, shall be brought only in federal or state court located in the City of New York, State of New York. Any judicial proceeding brought against the undersigned with respect to this Note may be brought in any court of competent jurisdiction in the City of New York, State of New York, United States of America, and, by execution and delivery of this Note, the undersigned accepts, generally and unconditionally, the non-exclusive jurisdiction of the aforesaid courts, and irrevocably agrees to be bound by any judgment rendered thereby in connection with this Note or any related agreement. Nothing herein shall affect the right to serve process in any manner permitted by law or shall limit the right of Lender to bring proceedings against the undersigned in the courts of any other jurisdiction. The undersigned waives any objection to jurisdiction and venue of any action instituted hereunder and shall not assert any defense based on lack of jurisdiction or venue or based upon forum non conveniens.

     THE UNDERSIGNED EXPRESSLY WAIVES ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION (A) ARISING UNDER THIS NOTE OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH, OR (B) IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF THE PARTIES HERETO OR ANY OF THEM WITH RESPECT TO THIS NOTE OR ANY OTHER

INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH, OR THE TRANSACTIONS RELATED HERETO OR THERETO IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER SOUNDING IN CONTRACT OR TORT OR OTHERWISE; AND THE UNDERSIGNED HEREBY AGREES AND CONSENTS THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY, AND THAT ANY PARTY MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS SECTION WITH ANY COURT AS WRITTEN EVIDENCE OF THIS WAIVER OF THE RIGHT TO TRIAL BY JURY.

     The undersigned expressly waives any presentment, demand, protest, notice of protest, or notice of any kind except as expressly provided in this Note.

                                 CHESHIRE DISTRIBUTORS, INC.

                                 By:  /s/ Abe Grossman
                                   ---------------------------------------------
                                      Name:  Abe Grossman
                                      Title:

Exhibit 10.5
                                    TERM NOTE

$2,000,000                                                    New York, New York
                                                               February 10, 2003

     FOR VALUE RECEIVED, the undersigned, a corporation organized and existing under the laws of the State of Delaware, hereby promises to pay to the order of Cheshire Distributors, Inc. ("Lender") at its offices located at 152 West 57th Street, New York, NY 10019 or at such other place as Lender may from time to time designate to the undersigned in writing:

     (a) the principal sum of Two Million Dollars and 00/100 Dollars ($2,000,000) payable in full on August 10, 2003; and

     (b) interest on the principal amount of this Note from time to time outstanding, payable, in arrears, on the last day of each month commencing on February 28, 2003 and on the last day of each month thereafter at a rate of interest per annum equal to 8.35%. In no event, however, shall interest hereunder be in excess of the maximum interest rate permitted by law.

     This Note may be prepaid at any time without premium or penalty. All such prepayments shall be applied against the principal installments in the inverse order of the maturities thereof.

     If any one or more of the following events of default (an "Event of Default") shall occur, that is to say:

     (a) default shall be made in the payment of any principal or interest of this Note when the same shall become due and payable whether at maturity, by acceleration, by notice of intention to prepay or otherwise; or

     (b) the undersigned shall become unable to pay its debts as they mature, make a general assignment for the benefit of creditors, suspend the transaction of its usual business, commence or cause to be commenced a meeting of its creditors or take advantage of any of the insolvency laws, or a case is commenced or a petition in bankruptcy or for an arrangement or reorganization under the Federal Bankruptcy Code (i) is filed against the undersigned, or (ii) is filed by the undersigned, or a custodian or receiver (or other court designee performing the functions of a receiver) is appointed for or takes possession of the undersigned's assets or affairs, or an order for relief in a case commenced under the Federal Bankruptcy Code is entered; or

     (c) any judgment or judgments against the undersigned or its property for any amount remains unpaid, undischarged, unsatisfied, unbonded or undismissed for a period of ten (10) days, or a levy, sequestration or attachment against the undersigned or its property for any amount remains unpaid, undischarged, unstayed, unsatisfied or undismissed for a period of ten (10) days; or

     (d) a default shall have occurred under the Pledge and Security Agreement dated as of the date hereof between Kwok Li and Laurus Master Fund, Ltd. (as amended, modified and supplemented from time to time); or

     (e) should any guarantor of the obligations hereunder (a "Guarantor") default in such guarantor's obligations under any guaranty agreement, security agreement and/or pledge agreement (each, a "Guarantor Agreement") or should any proceeding shall be brought to challenge the validity or binding effect of any such Guarantor Agreement, or should any such Guarantor Agreement cease to be a valid, binding and enforceable obligation; or

     (f) if any Guarantor attempts to terminate, challenges the validity of, or such Guarantor's liability under any Guarantor Agreement or if any individual Guarantor shall die; or

     (g) if a default shall occur under the Term Note dated as of the date hereof in the original principal amount of $2,000,000 made by Cheshire Distributors, Inc. in favor of Laurus Master Fund, Ltd.

then this Note (i) upon the occurrence of an Event of Default pursuant to Section (b) shall immediately become due and payable, without notice, together with reasonable attorneys' fees and (ii) upon the occurrence of any other Event of Default, which is not cured within ten (10) days after receipt of written notice of such default, shall at the option of Lender, immediately become due and payable, without notice, together with reasonable attorneys' fees if the collection hereof is placed in the hands of an attorney to obtain or enforce payment hereof.

     This Note is being delivered in the State of New York, and shall be construed and enforced in accordance with the laws of such State.

     Any judicial proceeding by the undersigned against Lender involving, directly or indirectly, any matter or claim in any way arising out of, related to or connected with this Note, shall be brought only in federal or state court located in the City of New York, State of New York. Any judicial proceeding brought against the undersigned with respect to this Note may be brought in any court of competent jurisdiction in the City of New York, State of New York, United States of America, and, by execution and delivery of this Note, the undersigned accepts, generally and unconditionally, the non-exclusive jurisdiction of the aforesaid courts, and irrevocably agrees to be bound by any judgment rendered thereby in connection with this Note or any related agreement. Nothing herein shall affect the right to serve process in any manner permitted by law or shall limit the right of Lender to bring proceedings against the undersigned in the courts of any other jurisdiction. The undersigned waives any objection to jurisdiction and venue of any action instituted hereunder and shall not assert any defense based on lack of jurisdiction or venue or based upon forum non conveniens.

     THE UNDERSIGNED EXPRESSLY WAIVES ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION (A) ARISING UNDER THIS NOTE OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH, OR (B) IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF THE PARTIES HERETO OR ANY OF THEM WITH RESPECT TO THIS NOTE OR ANY OTHER

INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH, OR THE TRANSACTIONS RELATED HERETO OR THERETO IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER SOUNDING IN CONTRACT OR TORT OR OTHERWISE; AND THE UNDERSIGNED HEREBY AGREES AND CONSENTS THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY, AND THAT ANY PARTY MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS SECTION WITH ANY COURT AS WRITTEN EVIDENCE OF THIS WAIVER OF THE RIGHT TO TRIAL BY JURY.

     The undersigned expressly waives any presentment, demand, protest, notice of protest, or notice of any kind except as expressly provided in this Note.

                                 LINSANG MANUFACTURING, INC.

                                 By: /s/ Luis Negrete
                                   ---------------------------------------------
                                     Name:  Luis Negrete
                                     Title: President

PAY TO THE ORDER OF
LAURUS MASTER FUND, LTD.

CHESHIRE DISTRIBUTORS, INC.

By:  /s/ Abe Grossman
---------------------------------
Name:  Abe Grossman
Title:

Exhibit 10.6

                               SECURITY AGREEMENT

     THIS SECURITY AGREEMENT is dated as of February 10, 2003 between Cheshire Distributors, Inc., a Delaware corporation ("DEBTOR"), and Laurus Master Fund, Ltd. a Cayman Islands company. (the "SECURED PARTY").

     WHEREAS, Debtor has executed and delivered to the Secured Party that certain note made by Debtor and dated as of the date hereof (as the same may be amended and in effect from time to time, the "NOTE") in the original aggregate principal amount of $2,000,000; and

     WHEREAS, terms defined in the Note and not otherwise defined herein shall have the respective meanings provided for in the Note;

     NOW, THEREFORE, in consideration of the premises and in order to induce the Secured Party to purchase the Note, and for other good and valuable consideration, Debtor hereby agrees with the Secured Party, as follows:

     1. GRANT OF SECURITY INTEREST. To secure the payment of all Secured Obligations (as hereafter defined), Debtor hereby grants to the Secured Party a continuing security interest in all of the following property now owned or at any time hereafter acquired by Debtor, or in which Debtor now has or at any time in the future may acquire any right, title or interest (the "COLLATERAL"): all accounts (the "ACCOUNTS"), inventory, equipment, goods, documents, instruments (including, without limitation, promissory notes), contract rights, general intangibles (including, without limitation, payment intangibles), chattel paper, supporting obligations, investment property, letter-of-credit rights, trademarks, tradestyles, patents and copyrights in which Debtor now has or hereafter may acquire any right, title or interest, all proceeds and products thereof (including, without limitation, proceeds of insurance) and all additions, accessions and substitutions thereto or therefor. Terms used in this paragraph which are defined in the Uniform Commercial Code as enacted and in effect from time to time in the State of New York (the "CODE") are used herein as so defined in the Code.

     2. SECURITY FOR OBLIGATIONS. This Agreement secures the payment and performance of all obligations, indebtedness and liabilities of Debtor to Secured Party of every kind and description, direct or indirect, absolute or contingent, due or to become due, contractual or tortious, liquidated or unliquidated, whether existing by operation of law or otherwise, now existing or hereafter arising, whether arising under this Agreement, the Note, or otherwise, including any debt, liability or obligations owing from Debtor to others which Secured Party may have obtained by assignment or otherwise and further including all interest (including interest accruing after the filing of a proceeding in bankruptcy, or the commencement of any insolvency, reorganization or like proceeding, whether or not a claim for post-filing or post-petition interest is allowed in such proceeding), charges or any other payments Debtor is required to make by law or otherwise arising under or as a result of this Agreement, or otherwise, together with all reasonable expenses and reasonable attorneys' fees incurred by Secured Party in connection with Debtor's account (all such indebtedness, liabilities and obligations being collectively referred to herein as the "SECURED OBLIGATIONS").

     3. DEBTOR REMAINS LIABLE. Anything herein to the contrary notwithstanding:
(a) Debtor shall remain liable under the contracts and agreements included in the Collateral to the extent set forth therein to perform all of its duties and obligations thereunder to the same extent as if this Agreement had not been executed; (b) the exercise by Secured Party of any of the rights hereunder shall not release Debtor from any of its duties or obligations under the contracts and agreements included in the Collateral; (c) the Secured Party shall not have any obligation or liability under the contracts and agreements included in the Collateral by reason of this Agreement, nor shall the Secured Party be obligated to perform any of the obligations or duties of Debtor thereunder or to take any action to collect or enforce any claim for payment assigned hereunder; and (d) the Secured Party shall not have any liability in contract or tort for Debtor's acts or omissions.

     4. REPRESENTATIONS AND WARRANTIES. In order to induce Secured Party to enter into this Agreement, Debtor represents and warrants to Secured Party as follows:

          (A) BINDING OBLIGATION. This Agreement is the legally valid and binding obligation of Debtor, enforceable against it in accordance with its terms, except as enforcement may be limited by bankruptcy, insolvency, reorganization, moratorium, or similar laws or equitable principles relating to or limiting creditor's rights generally.

          (B) STATE OF ORGANIZATION. Debtor was organized and remains organized solely under the laws of the State of Delaware.

          (C) OWNERSHIP OF COLLATERAL; BAILEES. Debtor owns the Collateral and will own all after-acquired Collateral free and clear of any lien or security interest. No effective financing statement or other form of lien notice covering all or any part of the Collateral is on file in any recording office, except for those in favor of Secured Party. None of the Collateral is in the possession of any consignee, bailee, warehouseman, agent or processor. No other person or entity has control of any of the Collateral.

          (D) OFFICE LOCATIONS; FICTITIOUS NAMES. The mailing address, principal place of business, chief executive office and office where Debtor keeps its books and records relating to the Collateral is located at the address set forth in the preamble to this Agreement. Debtor has no other place of business except those separately specified on Schedule I. Debtor does not do business and has not done business during the past five years under any name, tradename or fictitious business name except as disclosed on Schedule II.

          (E) PERFECTION. Secured Party has a valid, perfected and first priority security interest in the Collateral, securing the payment of the Secured Obligations, and such security interests are entitled to all of the rights, priorities and benefits afforded by the Code or other applicable law as enacted in any relevant jurisdiction which relates to perfected security interests.

          (F) GOVERNMENTAL AUTHORIZATIONS; CONSENTS. No authorization, approval or other action by, and no notice to or filing with, any domestic or foreign governmental authority or regulatory body or consent of any other person or entity is required for (a) the grant by Debtor of the security interests granted hereby or for the execution, delivery or performance of this Agreement by Debtor; (b) the perfection of the security interests granted hereby (except for filing

UCC financing statements with the appropriate jurisdiction); or (c) the exercise by Secured Party of its rights and remedies hereunder (except as may have been taken by or at the direction of Secured Party).

          (G) ACCOUNTS. All Accounts (i) represent complete bona fide transactions which require no further act under any circumstances on Debtor's part to make such Accounts payable by the account debtors, (ii) are not subject to any present, future or contingent offsets or counterclaims, and (iii) do not represent bill and hold sales, consignment sales, guaranteed sales, sale or return or other similar understandings or obligations of any affiliate or subsidiary of Debtor. Debtor has not made, and will not make, any agreement with any account debtor for any extension of time for the payment of any Account, any compromise or settlement for less than the full amount thereof, any release of any account debtor from liability therefor, or any deduction therefrom except a discount or allowance for prompt or early payment allowed by Debtor in the ordinary course of business consistent with historical practice. Each Account constitutes, and each hereafter arising Account will constitute, the legally valid and binding obligation of the applicable account debtor.

          (H) INTELLECTUAL PROPERTY. All patents, copyrights and trademarks owned by Debtor are valid, subsisting and enforceable and all filings necessary to maintain the effectiveness of such registrations have been made.

          (I) INVENTORY. No inventory is subject to any licensing, patent, trademark, trade name or copyright agreement with any person or entity that restricts Debtor's ability to manufacture and/or sell the inventory.

          (J) ACCURATE INFORMATION. All information heretofore, herein or hereafter supplied to Secured Party by or on behalf of Debtor with respect to the Collateral is and will be accurate and complete in all material respects.

     5.   FURTHER ASSURANCES; COVENANTS.

          (A) OTHER DOCUMENTS AND ACTIONS. Debtor will, from time to time, at its expense, promptly execute and deliver all further instruments and documents and take all further action that may be necessary or desirable, or that Secured Party may request, in order to create, perfect and protect Secured Party's security interest or to enable Secured Party to exercise and enforce its rights and remedies under this Agreement, the Note with respect to any Collateral. Without limiting the generality of the foregoing, (I) Debtor will execute and file such instruments, documents, agreements and notices, as may be necessary or desirable, or as Secured Party may request, in order to create, perfect and protect Secured Party's security interest; (II) at all times during normal business hours, Secured Party shall have the right to (i) have access to, visit, inspect, review, evaluate and make physical verification and appraisals of Debtor's properties and the Collateral, (ii) inspect, audit and copy (or take originals if necessary) and make extracts from Debtor's books and records and
(iii) discuss with Debtor's principal officers, and independent accountants, Debtor's business, assets, liabilities, financial condition, results of operations and business prospects.

          (B) SECURED PARTY AUTHORIZED. Debtor hereby authorizes Secured Party to file one or more financing or continuation statements, and amendments thereto (or similar documents required by any laws of any applicable jurisdiction), relating to all or any part of the Collateral, and ratifies its authorization for Secured Party to have filed any initial financing statements, or amendments thereto, if filed prior to the date hereof.

          (C) CORPORATE OR NAME CHANGE. Debtor will not change Debtor's name, identity, jurisdiction of organization, corporate structure or organization identification number, if any, issued by its state of incorporation, in each case without the prior written consent of Secured Party. With respect to any such change consented to by Secured Party, Debtor will promptly execute and deliver such instruments, documents and agreements and take such other action as Secured Party deems necessary or desirable to create, perfect and protect the security interests of Secured Party in the Collateral.

          (D) BUSINESS LOCATIONS. Subject to the next sentence, Debtor will keep all tangible Collateral at the locations specified in the preamble hereto and/or on Schedule I. Debtor will give Secured Party at least thirty (30) days prior written notice of any change in Debtor's chief executive office, principal place of business, mailing address of any new location of business or any new location for any of the Collateral. With respect to any new location (which in any event shall be within the continental United States), Debtor will execute and deliver such instruments, documents and agreements and take such other action as Secured Party deems necessary to create, perfect and protect the security interests of Secured Party in the Collateral.

          (E) BAILEES. No Collateral shall at any time be in the possession or control of any bailee or any of Debtor's agents without Secured Party's prior written consent and unless, if Secured Party has so requested, such bailee or agent acknowledges in writing that it shall hold all such Collateral for Secured Party's benefit.

          (F) FILING REQUIREMENTS. None of the Collateral is of a type in which security interests or liens may be registered, recorded or filed under, or notice thereof given under, any federal statute or regulation. Debtor shall promptly notify Secured Party in writing upon acquiring any interest hereafter in Collateral that is of a type where a security interest or lien may be registered, recorded of filed under, or notice thereof given under, any federal statute or regulation.

          (G) PROTECTION OF COLLATERAL; COVENANTS CONCERNING COLLATERAL. Debtor will do nothing to impair the rights of Secured Party in the Collateral; provided that Debtor is permitted to use its cash and cash equivalents so long as such use is not in violation of the Note. Debtor assumes all liability and responsibility in connection with the Collateral acquired by it, and the liability of Debtor to pay the Secured Obligations shall in no way be affected or diminished by reason of the fact that such Collateral may be lost, stolen, damaged, or for any reason whatsoever unavailable to Debtor. Debtor will not encumber, mortgage, pledge, assign or grant any lien or security interest in any Collateral to anyone other than Secured Party. Debtor will not dispose of any Collateral whether by sale, lease or otherwise. Debtor will bear the full risk of loss from any loss of any nature whatsoever with respect to the Collateral. At Debtor's cost and expense in amounts and with carriers acceptable to Secured Party, Debtor shall keep all its insurable properties and properties in which it has an interest insured against the hazards of fire, flood and those hazards covered by extended coverage insurance and such other hazards, and for such amounts, as is customary in the case of companies engaged in businesses similar to Debtor's, and furnish Secured Party with endorsements to Debtor's policies of insurance naming Secured Party as "additional insured" and appropriate loss payable endorsements in form and substance satisfactory to Secured Party, naming Secured Party as loss payee.

          (H) TAXES AND CLAIMS. Debtor will pay when due all property and other taxes, assessments and governmental charges imposed upon, and all claims against, the Collateral (including claims for labor, materials and supplies); unless such amounts are being diligently contested in good faith by appropriate proceedings promptly instituted and diligently conducted provided that (i) adequate reserves with respect thereto are maintained on Debtor's books in conformity with GAAP and (ii) any related lien shall have no effect on the priority of the liens in favor of Secured Party or the value of the assets in which Secured Party has a lien.

          (I) COLLATERAL DESCRIPTION. Debtor will furnish to Secured Party, from time to time upon request, statements and schedules further identifying, updating, and describing the Collateral and such other information, reports and evidence concerning the Collateral as Secured Party may reasonably request, all in reasonable detail.

          (J) USE OF COLLATERAL. Debtor will not use or permit any Collateral to be used unlawfully or in violation of any provision of applicable law, or any policy of insurance covering any of the Collateral.

          (K) RECORDS OF COLLATERAL. Debtor shall keep full and accurate books and records relating to the Collateral and shall stamp or otherwise mark such books and records in such manner as Secured Party may reasonably request indicating that the Collateral is subject to the security interests of Secured Party.

          (L) COLLATERAL CERTIFICATE. Debtor will deliver to Secured Party on the first day of each month a certificate (i) detailing Debtor's Eligible Accounts (as hereafter defined) as of the last day of the immediately preceding month and (ii) certifying that a Default under Section 8(g) shall not have occurred at any time during the immediately preceding month, certified as true and correct by the President or Chief Financial Officer of Debtor. Debtor shall provide Secured Party all such supporting documentation as Secured Party shall reasonably request.

     6.   PAYMENT AND COLLECTION OF ACCOUNTS.

          At the Secured Party's election, if a Default has occurred and is continuing, the Secured Party may notify Debtor's account debtors of the Secured Party's security interest in the Accounts, collect them directly and charge the collection costs and expenses thereof to Debtor's account. Secured Party may at any time verify Debtor's Accounts utilizing an audit control company or any other agent of Secured Party.

     7. ATTORNEY-IN-FACT. Debtor hereby irrevocably appoints Secured Party as Debtor's attorney-in-fact, with full authority in the place and stead of Debtor and in the name of Debtor, Secured Party or otherwise, from time to time in Secured Party's discretion to take any action and to execute any instrument that Secured Party may deem necessary or advisable to accomplish the purposes of this Agreement, including, without limitation:

          (a) to obtain and adjust insurance required to be paid to Secured
Party;

          (b) to ask, demand, collect, sue for, recover, compound, receive and give acquittance and receipts for moneys due and to become due under or in respect of any of the Collateral;

          (c) to receive, endorse, and collect any drafts or other instruments, documents and chattel paper in connection with clauses (a) and (b) above;

          (d) to file any claims or take any action or institute any proceedings that Secured Party may deem necessary or desirable for the collection of, or to preserve the value of, any of the Collateral or otherwise to enforce the rights of Secured Party with respect to any of the Collateral;

          (e) to pay or discharge taxes, liens or security interests levied or placed upon or threatened against the Collateral, the legality or validity thereof and the amounts necessary to discharge the same to be determined by Secured Party in its sole discretion, and such payments made by Secured Party to become Secured Obligations of Debtor to Secured Party, due and payable immediately without demand;

          (f) to sign and endorse any invoices, freight or express bills, bills of lading, storage or warehouse receipts, assignments, verifications and notices in connection with Accounts, chattel paper and other documents relating to the Collateral; and

          (g) generally to take any act required of Debtor by Section 5 and to sell, transfer, pledge, make any agreement with respect to or otherwise deal with any of the Collateral as fully and completely as though Secured Party were the absolute owner thereof for all purposes, and to do, at Secured Party's option and Debtor's expense, at any time or from time to time, all acts and things that Secured Party deems necessary to protect, preserve or realize upon the Collateral.

     Debtor hereby approves all acts of Secured Party made or taken pursuant to this Section 7. Neither Secured Party nor any person or entity designated by Secured Party shall be liable for any acts or omissions or for any error of judgment or mistake of fact or law. This power, being coupled with an interest, is irrevocable so long as this Agreement shall remain in force.

     8. EVENTS OF DEFAULT. Debtor shall be in default under this Agreement upon the happening of any one or more of the following events or conditions (each, a "Default"): (a) it shall fail to pay when due or punctually perform any of the Secured Obligations; (b) any covenant, warranty, representation or statement made or furnished by Debtor or on Debtor's behalf to the Secured Party was false in any material respect when made or furnished; (c) it shall fail to comply with any term or provision set forth in this Agreement and such failure (to the extent not covered by any other clause of this Section 8) shall remain uncured for a period of two

(2) business days after the date on which the Secured Party notified Debtor of such failure; (d) the indictment or threatened indictment or Debtor or any officer of Debtor under any criminal statute, or commencement or threatened commencement of criminal or civil proceedings against Debtor, or any officer of Debtor pursuant to which statute or proceeding penalties or remedies sought or available include forfeiture of any of properties of Debtor; (e) an attachment or levy is made upon any of Debtor's assets having an aggregate value in excess of $25,000, or a judgment is rendered against Debtor or any of Debtor's properties involving liability of more than $25,000, which shall not have been vacated, discharged, stayed or bonded pending appeal within thirty (30) days from the entry thereof; or (f) a Event of Default shall have occurred under and as defined in the Note.

     9.   REMEDIES.

          (a) If any Default shall have occurred and be continuing, the Secured Party may exercise in respect of the Collateral, in addition to all other rights and remedies provided for herein or otherwise available to it, all the rights and remedies of a secured party on default under the Code (whether or not the Code applies to the affected Collateral) and also may: (i) require Debtor to, and Debtor hereby agrees that it will, at its expense and upon request of the Secured Party forthwith, assemble all or part of the Collateral as directed by the Secured Party and make it available to the Secured Party at any place or places designated by the Secured Party which is reasonably convenient to the Secured Party and Debtor in which event Debtor shall at its own expense (A) forthwith cause the same to be moved to the place or places so designated by the Secured Party, (B) store and keep any Collateral so delivered to the Secured Party at such place or places pending further direction by the Secured Party, and (C) while Collateral shall be so stored and kept, provide such guards and maintenance services as shall be necessary to protect the same and to preserve and maintain the Collateral in good condition; (ii) withdraw or cause to be withdrawn all cash in the Lockbox and apply such monies in payment of the Secured Obligations; (iii) without notice except as specified below, sell, lease, license or otherwise dispose of the Collateral or any part thereof by one or more contracts, in one or more parcels at public or private sale, and without the necessity of gathering at the place of sale of the property to be sold, at any of the Secured Party's offices or elsewhere, at such time or times, for cash, on credit or for future delivery, and at such price or prices and upon such other terms as the Secured Party may deem commercially reasonable; and (iv) apply for the appointment of a receiver for Debtor's property.

          (b) The requirement of reasonable notice shall be met if such notice is mailed postage prepaid to Debtor, at Debtor's address shown in Secured Party's records, at least ten (10) days before the time of the event of which notice is begin given. At any sale of the Collateral, if permitted by law, the Secured Party may bid (which bid may be, in whole or in part, in the form of cancellation of indebtedness) for the purchase, lease, license or other disposition of the Collateral or any portion thereof for the account of the Secured Party. The Secured Party shall not be obligated to make any sale of Collateral regardless of notice of sale having been given. The Secured Party may disclaim any warranties that might arise in connection with the sale, lease, license or other disposition of the Collateral and have no obligation to provide any warranties at such time. The Secured Party may adjourn any public or private sale from time to time by announcement at the time and place fixed therefor, and such sale may, without further notice, be made at the time and place to which it was so adjourned. To the extent permitted by law, Debtor hereby specifically waives all rights of redemption, stay or appraisal which it has or may have under any law now existing or hereafter enacted.

          (c) Upon the occurrence and during the continuance of a Default, the Secured Party or its agents or attorneys shall have the right without notice or demand or legal process (unless the same shall be required by applicable law), personally, or by agents or attorneys, (i) to enter upon, occupy and use any premises owned or leased by Debtor or where the Collateral is located (or is believed to be located) until the Secured Obligations are paid in full without any obligation to pay rent to Debtor, to render the Collateral useable or saleable and to remove the Collateral or any part thereof therefrom to the premises of the Secured Party or any agent of the Secured Party for such time as the Secured Party may desire in order to effectively collect or liquidate the Collateral and use in connection with such removal any and all services, supplies, assets and other facilities of Debtor; and (ii) to take possession of Debtor's original books and records, to obtain access to Debtor's data processing equipment, computer hardware and software relating to the Collateral and to use all of the foregoing and the information contained therein in any manner the Secured Party deems appropriate.

          (d) Debtor acknowledges that a breach of any of the covenants contained in Sections 5 and 6 hereof will cause irreparable injury to the Secured Party and that the Secured Party has no adequate remedy at law in respect of such breaches and therefore acknowledges, without limiting the right of the Secured Party to seek and obtain specific performance of other obligations of Debtor contained in this Agreement, that the covenants of Debtor contained in the Sections referred to in this Section shall be specifically enforceable against Debtor.

     10. EXPENSES. Debtor shall pay all costs, fees and expenses of the Secured Party (its assignees and participants, as applicable) in connection with (a) protecting, storing, warehousing, appraising, insuring, handling, maintaining and shipping the Collateral, (b) creating, perfecting and enforcing the security interests, (c) maintaining the security interests, (d) collecting, enforcing, retaking, holding, preparing for disposition, processing and disposing of the Collateral, (e) any and all excise, property, sales and use taxes imposed by any federal, state, local or foreign authority on any of the Collateral, or with respect to periodic appraisals and inspections of the Collateral, or with respect to the sale or other disposition thereof, (f) the prosecution or defense of any action, contest, dispute, suit or proceeding concerning any matter in any way arising out of, related to or connected with this Agreement and (g) Secured Party's obtaining performance of the Secured Obligations. If Debtor fails to promptly pay any portion of the above costs, fees and expenses when due or to perform any other obligation of Debtor under this Agreement, the Secured Party may, at its option, but shall not be required to, pay or perform the same and charge Debtor's account for all fees, costs and expenses incurred therefor, and Debtor will reimburse the Secured Party therefor on demand. All sums so paid or incurred by the Secured Party for any of the foregoing, any and all other sums for which Debtor may become liable hereunder and all fees, costs and expenses (including attorneys' fees, legal expenses and court costs) incurred by the Secured Party in enforcing or protecting the security interests or any of its rights or remedies under this Agreement shall be payable on demand, shall constitute Secured Obligations, shall bear interest until paid at the highest rate provided in the Note and shall be secured by the Collateral.

     11. TERMINATION OF SECURITY INTERESTS; RELEASE OF COLLATERAL. Upon payment in full in cash of all Secured Obligations, and Secured Party's receipt of a release executed by Debtor of any and all claims which Debtor may have or thereafter have under the Note, Secured Party shall terminate its security interest in the Collateral. Upon such termination, the Secured Party will, at the expense of Debtor, execute and deliver to Debtor such documents as Debtor shall reasonably request to evidence the termination of the security interests.

     12. NOTICE. All notices and other communications hereunder shall be deemed given three (3) business days after delivered or deposited in the mails, first class postage prepaid (provided, however, that notices given by telegram, telex or telefax shall be deemed given when dispatched by telegram, telex or telefax, as the case may be) and if to (a) Debtor, at the address for Debtor as set forth beneath Debtor's name at the foot hereof unless Debtor shall give notice in writing of a different address or telefax number in the manner provided herein and (b) the Secured Party, at the address for Secured Party set forth beneath Secured Party's name at the foot hereof unless the Secured Party shall give Debtor notice in writing of a different address.

     13. SUCCESSORS AND ASSIGNS. This Agreement is for the benefit of the Secured Party and its successors and assigns. This Agreement shall be binding on Debtor and its successors and assigns; provided that Debtor may not delegate its obligations under this Agreement without the Secured Party's prior written consent. Secured Party may assign (in whole or in part) any or all of the Secured Obligations together with any or all of the security therefor and any transferee shall succeed to all of Secured Party's rights with respect thereto. Secured Party may from time to time sell or otherwise grant participations (in whole or in part) in any or all of the Secured Obligations and the holder of any such participation shall, subject to the terms of any agreement between Secured Party and such holder, be entitled to the same benefits as Secured Party with respect to any security for the Secured Obligations in which such holder is a participant. Debtor acknowledges that each such holder may exercise any and all rights of banker's lien, set-off and counterclaim with respect to its participation in the Secured Obligations as fully as though Debtor were directly indebted to such holder in the amount of such participation.

     14.  APPLICABLE LAW.

          (a) This Agreement shall be governed by and construed in accordance with the laws of the State of New York and cannot be terminated orally. The Secured Party and Debtor hereby (a) waive any and all right to trial by jury in litigation relating to this Agreement and Debtor will not assert any counterclaim in such litigation, (b) submit to the nonexclusive jurisdiction of the state and federal courts located in the State of New York and (c) waive any objection the Secured Party or Debtor may have as to the bringing or maintaining of such action with any such court.

          (b) Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions of this Agreement or affecting the validity or enforceability of such provision in any other jurisdiction.

     15. CHANGES IN WRITING. No amendment, modification, termination, or waiver of any provision of this Agreement shall in be effective unless the same shall be in writing and signed by the Secured Party, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

     16. FAILURE OR INDULGENCE NOT WAIVER. No failure or delay on the part of the Secured Party in the exercise of any power, right or privilege hereunder shall impair such power, right or privilege or be construed to be a waiver of any default or acquiescence therein, nor shall any single or partial exercise of any such power, right or privilege preclude other or further exercise thereof or any other right, power or privilege.

     17. REMEDIES CUMULATIVE. The rights and remedies provided in this Agreement are cumulative, and are not exclusive of any other rights, powers, privileges, or remedies, now or hereafter existing, at law or in equity or otherwise. Debtor hereby waives in favor of the Secured Party all suretyship defenses and waives notice of (a) acceptance hereof and of all notices and demands of any kind to which Debtor may be entitled and (b) presentment to or demand of payment from anyone whomsoever liable upon the Accounts or the Secured Obligations, protest, notices of presentment, non-payment or protest and notice of any sale of the Collateral or any default of any sort. Debtor further waives (a) notice of and hereby consent to any agreement or arrangements whatsoever with the Secured Party or any one else and (b) all of Debtor's rights of subrogation, reimbursement, indemnity, exoneration, contribution or any other claim which any of Debtor or the Secured Party may now or hereafter have against any party liable for the Secured Obligations.

     18. COUNTERPARTS. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same agreement and any of the parties hereto may execute this Agreement by signing any such counterpart; provided that a facsimile signature shall be considered due execution and shall be binding upon the signatory thereto with the same force and effect as if the signature were an original and not a facsimile thereof.

     19. HEADINGS. Section and subsection headings in this Agreement are included herein for convenience of reference only and shall not constitute a part of this Agreement for any other purpose or be given any substantive effect.

     20. SURVIVAL. All representations and warranties of Debtor contained in this Agreement shall survive the execution and delivery of this Agreement.

     The undersigned have duly executed this Agreement as of the date first written above.


                                 CHESHIRE DISTRIBUTORS, INC.

                                 By: /s/ Abe Grossman
                                     -------------------------------------------
                                      Name: Abe Grossman
                                      Title: Chief Executive Officer
                                      Address:


                                 LAURUS MASTER FUND, LTD.

                                 By: /s/ David Grin
                                     -------------------------------------------
                                      Name:  David Grin
                                      Title:  Director

                                 Address: c/o Ironshore Corporate Services, Ltd.
                                             P.O. Box 1234 G.T.
                                             Queensgate House
                                             South Church Street
                                             Grand Cayman, Cayman Islands

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                    CONTENTS

Report of Independent Auditors                                                                                     F-2

Financial Statements:

Balance Sheets as of December 31, 2002 and 2001                                                                    F-3

Statements of Operations for each of the two years in the period ended December 31, 2002                           F-4

Statements of Changes in Stockholders' Deficit for each of the two years in the period ended December 31, 2002     F-5

Statements of Cash Flows for each of the two years in the period ended December 31, 2002                           F-8

Notes to the Financial Statements                                                                                 F-10


REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Cheshire Distributors, Inc.

We have audited the accompanying balance sheet of Cheshire Distributors, Inc. (a development stage enterprise) as of December 31, 2002, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2002, and for the period May 12, 1999 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cheshire Distributors, Inc. at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, and for the period May 12, 1999 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and has a working capital deficiency and shareholders' deficit at December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                              WOLINETZ, LAFAZAN & COMPANY, P.C.



Rockville Centre, New York
March 24, 2003

                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                DECEMBER 31, 2002




                                     ASSETS

Current Assets:
  Notes Receivable (Net of Fair Value Adjustment of $734,156)        $       -
  Accrued Interest Receivable (Net of Fair Value Adjustment of $40,500)      -
                                                                      ---------

Total Assets                                                          $      -
                                                                      =========




                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                                               $     180,187
  Accrued Expenses                                                     126,011
  Loan Payable - Related Party                                          27,222
  Notes Payable - Related Party                                        734,156
  Notes Payable - Current Portion                                       55,725
                                                                --------------

         Total Current Liabilities                                   1,123,301
                                                                -------------

Commitments and Contingencies

Stockholders' Deficit:
  Common Stock, $0.001 Par Value; Authorized 100,000,000 Shares,
    Issued and Outstanding 34,800,374 Shares                            34,800
  Additional Paid-In Capital                                         4,184,000
  Deficit Accumulated in the Development Stage                      (5,342,101)
                                                                  -------------

         Total Stockholders' Deficit                                (1,123,301)

Total Liabilities and Stockholders' Deficit                     $            -
                                                                ===============






The accompanying notes are an integral part of the financial statements.

                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS



                                                                                            For the Period
                                                                  For the Year Ended        May 12, 1999
                                                     ---------------------------------
                                                                    December 31,            (Inception) to
                                                     ---------------------------------
                                                            2002        2001                December 31, 2002
                                                     ----------------------------------     ----------------


Revenues                                                $         -      $         -       $         -
                                                        ------------      ------------      ------------

Costs and Expenses:
  Selling, General and Administrative Expenses              127,945           308,723         3,031,065
  Reduction of Notes Receivable and Accrued
    Interest to Fair Value                                  774,656                -            774,656
                                                        ------------      ------------      ------------

         Total Costs and Expenses                           902,601           308,723         3,805,721
                                                       ------------      ------------      ------------

Other Income (Expense):
  Interest Expense and Other Financing Charges           (   55,709)        (  70,020)       (1,005,639)
  Interest Income                                            40,500           444,153
  Amortization of Loan Fees                                       -         ( 230,588)       (1,027,681)
  Extinguishment of Debt                                          -            40,000           592,557
  Loss on Investment                                              -         (    -   )       (  139,770)

         Total Other Income (Expense)                     (  15,209)        ( 260,604)       (1,536,380)
                                                        ------------      ------------      ------------


Net Loss                                               $   (917,810)     $   (569,327)     $ (5,342,101)
                                                       ============      ============     =============
Net Loss Per Share, Basic and Diluted                  $       (.03)     $       (.02)
                                                       ============      ============

Weighted Average Number of Common Shares
  Outstanding:
    Basic and Diluted                                    34,800,374        27,347,590
                                                      ============       ============










The accompanying notes are an integral part of the financial statements.

                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
          FOR THE PERIOD MAY 12, 1999 (INCEPTION) TO DECEMBER 31, 2002


                                                                                                  Deficit
                                                                                                 Accumulated
                                                                                Additional       Development
                                                       Common Stock             Paid-In             in the
                                                   Shares         Amount        Capital              Stage              Total
                                                ------------     ---------      -----------      -----------         -----------
Balance, May 12, 1999                                      -     $       -     $           -     $          -        $        -

Common Stock Issued Upon Incorporation             9,890,927         9,891            (8,893)               -               998

Sale of Common Stock and Warrants                    109,073           109           349,891                -           350,000

Valuation of Non-Cash Conversion
  Feature of Warrants                                      -             -           128,500                -           128,500

Net Loss for the Period                                    -             -                 -         (864,567)         (864,567)

Balance, December 31, 1999                        10,000,000        10,000           469,498         (864,567)         (385,069)

Pacific Development Corporation
  Common Shares - Recapitalization                   137,283           137              (137)               -                 -

Costs Associated with Reverse Merger/
  Recapitalization                                         -             -          (275,000)               -          (275,000)

Issuance of Common Stock to Consultant
  for Services Under S-8                             227,717           228            35,068                -            35,296

Retirement of Common Stock
  by Related Party                                  (406,544)         (407)              407                -

Issuance of Common Stock to Related
  Party Upon Exercise of Stock Options               407,000           407             3,663                -             4,070

Issuance of Common Stock to Correct
  August 1999 Share Purchase Amount                   65,594            66               (66)               -                 -

Issuance of Common Stock for
  Conversion of Note Payable                          97,765            98           155,715                -           155,813

Issuance of Common Stock
  for Consulting Services                             20,000            20            18,780                -            18,800

Valuation of Non-Cash Conversion Feature
  of Warrants and Debt Instruments                         -             -           847,936                -           847,936

Contributed Capital Pursuant to Debt
  Modification with Related Party                          -             -            76,026                -            76,026

Issuance of Common Stock Upon
  Exercise of Stock Options                          500,000           500             4,500                -             5,000

Stock Based Compensation                                   -             -           686,758                -           686,758

Net Loss                                                   -             -                 -       (2,990,397)       (2,990,397)

Balance, December 31, 2000                        11,048,815        11,049         2,023,148       (3,854,964)       (1,820,767)


The accompanying notes are an integral part of the financial statements.

                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
          FOR THE PERIOD MAY 12, 1999 (INCEPTION) TO DECEMBER 31, 2002
                                   (Continued)

                                                                                                  Deficit
                                                                                                 Accumulated
                                                                                Additional       Development
                                                       Common Stock             Paid-In             in the
                                                   Shares         Amount        Capital              Stage              Total
                                                ------------     ---------      -----------      -----------         -----------

Issuance of Common Stock Upon
  Exercise of Stock Options                     100,000               100               900                 -             1,000

Issuance of Common Stock for
  Settlement of Notes Payable and
  Accrued Liabilities                        30,106,540            30,106         1,934,333                 -         1,964,439

Issuance of Common Stock for
  Settlement of Accrued Liabilities           2,650,000             2,650            74,900                 -            77,550

Treasury Stock Contributed by
  Stockholders, 9,104,981 Shares                      -                 -            (9,105)                -                 -
                                                      -                 -             9,105                 -                 -

Retirement of Treasury Stock                 (9,104,981)            (9,105)           9,105                 -                 -

Stock Based Compensation                              -                 -           141,614                 -           141,614

Net Loss                                              -                 -                 -          (569,327)         (569,327)


Balance, December 31, 2001                   34,800,374            34,800         4,184,000        (4,424,291)         (205,491)

Net Loss                                              -                 -                 -          (917,810)         (917,810)

Balance, December 31, 2002                   34,800,374        $   34,800       $ 4,184,000       $(5,342,101)      $ (1,123,301)
                                             ===========      ===========        ===========      ============       ============









The accompanying notes are an integral part of the financial statements.

                                            CHESHIRE DISTRIBUTORS, INC.
                                         (A DEVELOPMENT STAGE ENTERPRISE)
                                              STATEMENT OF CASH FLOWS


                                                                                            For the Period
                                                                  For the Year Ended        May 12, 1999
                                                     ---------------------------------
                                                                    December 31,            (Inception) to
                                                     ---------------------------------
                                                            2002        2001                December 31, 2002
                                                     ----------------------------------     ----------------


Operating Activities:
  Net Loss                                               $  (917,810)     $  (569,327)      $(5,342,101)
                                                         -----------      -----------       -----------

  Adjustments to Reconcile Net Loss to Net Cash
    Used in Operating Activities:
      Depreciation and Amortization                            3,720          235,835         1,040,226
      Loss and Abandonment                                     2,925                -             2,925
      Reduction of Notes Receivable and Accrued Interest
        to Fair Value                                        774,656                -           774,656
      Stock Issued for Services and Other                          -                -           182,596
      Stock Based Compensation                                     -          141,614           828,372
      Extinguishment of Debt                                       -          (40,000)         (592,557)
  Changes in Operating Assets and Liabilities:
    (Increase) in Accrued Interest Receivable                (40,500)               -           (40,500)
    (Increase) in Other Current Assets                             -            2,172                 -
    (Increase) in Security Deposits                                -            7,077                 -
    Increase in Accounts Payable and Accrued Expenses        148,647          (76,719)        1,175,547
                                                         -----------      -----------       -----------


         Total Adjustments                                   889,448          269,979         3,371,265
                                                         -----------      -----------       -----------


Net Cash (Used) in Operating Activities                      (28,362)        (299,348)       (1,970,836)
                                                         -----------      -----------       -----------


Investing Activities:
  Capital Expenditures                                             -                -           (14,899)
  Investment in Cardoso Cigarette Depot (Pty) Ltd.                 -        1,000,000                 -
                                                         -----------      -----------       -----------

Net Cash (Used) in Investing Activities                            -        1,000,000           (14,899)
                                                                          -----------       -----------

Financing Activities:
  Proceeds of Borrowings from Related Party                   27,222                -            27,222
  Proceeds of Notes Payable                                        -                -         2,765,703
  Repayment of Notes Payable                                       -         (708,916)         (713,513)
  Deferred Loan Costs                                              -                -          (179,745)
  Proceeds from Sale of Common Stock                               -                -           350,998
  Proceeds from Exercise of Stock Options                          -            1,000            10,070
  Costs Associated with Reverse Merger/Recapitalization            -                -          (275,000)
                                                                          -----------       -----------

Net Cash Provided by Financing Activities                     27,222         (707,916)        1,985,735
                                                         -----------      -----------       -----------

Net Increase (Decrease) in Cash and Cash Equivalents          (1,140)          (7,264)                -

Cash and Cash Equivalents - Beginning of Period                1,140            8,404                 -
                                                         -----------      -----------       -----------



Cash and Cash Equivalents - End of Period               $          -      $     1,140       $         -
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

                                            CHESHIRE DISTRIBUTORS, INC.
                                         (A DEVELOPMENT STAGE ENTERPRISE)
                                              STATEMENT OF CASH FLOWS


                                                                                            For the Period
                                                                  For the Year Ended        May 12, 1999
                                                     ---------------------------------
                                                                    December 31,            (Inception) to
                                                     ---------------------------------
                                                            2002        2001                December 31, 2002
                                                     ----------------------------------     ----------------



December 31, 2002
Supplemental Disclosure of Cash Flow Information:
  Cash Paid for Interest                                 $          -        $          -      $       19,759
                                                        =============        ============      ==============

  Cash Paid for Income Taxes                            $           -        $          -      $            -
                                                        =============        ============      ==============

Supplemental Disclosure of Non-Cash Investing and
  Financing Activities:
    Issuance of 97,765 Shares of Common Stock for
      Conversion of Note Payable                         $          -        $          -      $      155,813
                                                        =============        ============      ==============

    Contributed Capital Pursuant to Debt Modification  with
      Related Party                                     $          -                  -        $       76,026
                                                        =============        ============      ==============

Issuance of 30,106,540 Shares of Common Stock
  for Settlement of Notes Payable and Accrued
  Liabilities                                            $          -        $  1,964,439      $
                                                         ============        ============      ==============
                                                                                                    1,964,439

Issuance of 650,000 Shares of Common Stock for
  Settlement of Accrued Liabilities                      $          -        $     17,550      $
                                                        =============        ============      ==============
                                                                                                       17,550

Issuance of 2,000,000 Shares of Common Stock for
  Settlement of Accrued Liabilities                      $          -        $     60,000      $
                                                        =============        ============      ==============
                                                                                                       60,000

Retirement of 9,104,981 Shares of Treasury Stock         $          -        $      9,105      $        9,105
                                                        =============        ============      ==============

Notes Payable Issued as Consideration
  for Notes Receivable Assigned                         $     734,156        $          -      $      734,156
                                                        =============        ============      ==============








The accompanying notes are an integral part of the financial statements.

                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



NOTE 1 - Organization and Basis of Presentation

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2002 the Company was a development stage enterprise, has incurred losses of approximately $5,342,000 since inception and its current liabilities exceed its current assets by approximately $1,123,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company is dependent on its exiting the development stage, achieving sufficiently profitable operations and obtaining adequate financing. These financial statements do not reflect any adjustments relating to the recoverability and classification of assets carrying amounts and classification of liabilities should the Company be unable to continue as a going concern.

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

                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS

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

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which approximated 2 to 5 years.

     DEFERRED LOANS COSTS

     Costs associated with the Company's debt financing transactions have been capitalized. Such costs were amortized over the duration of the related loans.

     REVENUE RECOGNITION

     The Company uses the accrual method of accounting.

     INCOME TAXES

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

                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



NOTE 2 - Summary of Significant Accounting Policies (Continued)
         ------------------------------------------

     Stock-Based Compensation

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

     Fair Value of Financial Instruments

     The carrying value of the Company's financial instruments, including cash and cash equivalents, notes receivable, accounts payable, accrued expenses and notes payable approximated fair value because of the short maturity of these instruments.

                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



NOTE 3 - Notes Receivable

     In April 2002 the Company entered into an assignment and assumption of two convertible notes from the original payee whereby the maker promised to pay the original payee an aggregate of $675,000 plus accrued interest thereon in the amount of $59,156. The notes bore interest at 8% per annum. The note in the amount of $125,000 was due on December 20, 2002 and the note in the amount of $550,000 is past due (see Note 5). The Company has recorded an adjustment to reflect a reduction in the estimated fair value of these notes of $734,156 at December 31, 2002. In addition, the Company has recorded an allowance in the amount of $40,500 for accrued interest receivable on these notes.


NOTE 4 - Investment in Cardoso Cigarette Depot (Pty) Ltd.

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

                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 5 - Notes Payable and Loans Payable

     Notes payable consist of the following:

     $50,000 face amount 20% unsecured promissory note payable
     October 9, 2000.
     This note is in default and is carried as a current liability.  $  50,000

      Other notes, payable over various terms.                           5,725

      Notes payable, related party (a)                                 734,156
                  Total                                              $ 789,881
                                                                     =========


     (a) In April 2002, the Company issued two Convertible Notes aggregating $675,000 principal to Laurus Master Fund Ltd. ("Laurus"), the assignor of the notes receivable, as consideration for notes receivable assigned (see Note 3). These notes bear interest at 8% per annum. One note for $125,000 was due on December 20, 2002 and the other note for $550,000 is payable on demand. In addition, the Company issued a third Convertible Note in the amount of $59,156 to Laurus as consideration for the accrued interest assigned, payable on demand and bearing interest at 8% per annum. The three convertible notes are convertible into the Company's common stock at a conversion price of $.005 per share.

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

     For the year ended December 31, 2001, the Company recorded $187,021 in non-cash financing costs related to conversion privileges and warrants contained in certain of the above outstanding debt and option instruments, based on the approximate fair value of these conversion privilege warrants and options.

     Loans payable to related parties represent short term advances bearing interest at 8% per annum. The Company issued a convertible note in February 2003 for these loans (see Note 10).


NOTE 6 - Accrued Expenses

        Accrued expenses consist of the following:

               Accrued Expenses - Other            $   56,706
               Accrued Interest                         69,305
                                                   -----------

                                                   $   126,011

                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 7 - Stockholders' Deficit

     Recapitalization

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

                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 7 - Stockholders' Deficit (Continued)

     Common Stock (Continued)

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

     Note Modification and Release Agreements and Settlements with Vendors and Other Creditors
     --------------------------------------------------------------------------

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

                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 7 - Stockholders' Deficit (Continued)

     Note Modification and Release Agreements and Settlements with Vendors and Other Creditors
     ---------------------------------------------------------------------------
     (Continued)

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

     2000 Omnibus Stock Incentive Plan

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

                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 7 - Stockholders' Deficit (Continued)

     2000 Omnibus Stock Incentive Plan (Continued)

     The Company has issued various stock options. The Options granted had full vesting immediately. A summary of the Company's stock options activity under the Plan is as follows:

                                                             Options
                                    ---------------------------------------------------
                                                      Price Range      Weighted Average
                                        Shares          Per Share      Exercise Price
                                    --------------    -----------      ----------------

    Balance-January 1, 2000                 -         $      -          $      -
    Granted                           907,000          1.375 - 4.75           .01
    Exercised                        (907,000)        (1.375 - 4.75)         (.01)

    Balance - December 31, 2000             -                -                 -

    Granted                           100,000                   .01           .01
    Exercised                        (100,000)                 (.01)         (.01)
                                    ---------          ---------------   ---------

    Balance - December 31, 2001             -                 -                -

    Granted                                 -                 -                -
    Exercised                               -                 -                -


    Balance - December 31, 2002    $        -           $     -         $      -
                                   ==========         ===============   ==========



     The Company recognized approximately $0 and $142,000 stock-based compensation expense during the years ended December 31, 2002 and 2001, relating to options granted to consultants with exercise prices below the estimated fair market value of the Company's common stock at the date of grant. The Company applies APB Opinion No. 25 and related Interpretations in accounting for these plans. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. The Company has adopted the disclosure-only provision of SFAS 123. Pro forma information regarding net income and earnings per share is required by Statement 123, and would be determined as if the Company has accounted for its employee stock options under the fair value method of that Statement. No stock options were granted to employees and, accordingly, there is no pro forma presentation. The fair value for the options granted to non-employees was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.5%; volatility factor of the expected market price of the Company's common stock of 50%; and a weighted-average expected life of the option, after the vesting period, of 10 years.

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

                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 7 - Stockholders' Deficit (Continued)

     Common Stock Purchase Warrants

     The following common stock purchase warrants are outstanding at December 31, 2002:

     174,667 warrants exercisable at $6 per share in the, third year after May 2000.

     100,000 warrants exercisable at $.10 per share, expiring January 20, 2005.


NOTE 8 - Income Taxes

     For income tax purposes, the Company has a net operating loss carryforward ("NOL") at December 31, 2002 of approximately $2,577,000 expiring in 2017 if not offset against future federal taxable income. There are certain limitations as to the future annual use of the NOLs due to certain changes in the Company's ownership.

     Income tax benefit attributable to net loss differed from the amounts computed by applying the statutory Federal Income tax rate applicable for each period as a result of the following:

                                               Year Ended        Period Ended
                                            December 31, 2002  December 31, 2001
                                            -----------------  -----------------

    Computed "expected" tax benefit          $   74,000         $   211,000

    Decrease in  tax  benefit  resulting
      from net operating loss for which
      no benefit is currently available         (74,000)           (211,000)
                                          -------------        ------------
                                          $          -         $         -
                                          =============        ============

     The Company had deferred tax assets of approximately $1,031,000 at December 31, 2001, resulting primarily from net operating loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding their future realization. The difference between the federal statutory rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance.

                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 9 - Commitments and Contingencies

     Lease Commitments

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

     Rent expense under this lease was approximately $85,000 and $74,000 for the years ended December 31, 2002 and 2001, respectively.


NOTE 10 - Subsequent Events

     In February 2003 the Company issued a $34,576 principal convertible note to a related party as consideration for various loans made by that related party to the Company (see Note 5). The note is payable on demand, bears interest at 8% per annum, and is convertible into common shares of the Company at a conversion price equal to 50% of the lowest closing bid for the common stock during the 30 days in which the stock has traded prior to but not including the conversion date. Additionally, in February 2003 the note was assigned to Laurus Master Fund, Inc. ("Laurus") a related party. On February 18, 2003, the Company issued to Laurus 65,152,000 shares of common stock upon conversion of the convertible note.

     In February 2003 the Company issued a $2,000,000 principal term note to a related party in consideration for loans made to the Company. The term note is payable August 2003, bears interest at 8.35% per annum and is secured by the assets of the Company under a security agreement.

     In February 2003 the Company loaned $2,000,000 to a third party. As consideration, the Company received a $2,000,000 term note payable August 2003 and bearing interest at 8.35% per annum.