Form 10QSB
period 2003-03-31
CHESHIRE DISTRIBUTORS INC
filed 2003-05-20
CIK 946283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

     As of May 15, 2003, 99,952,374 shares of Common Stock, par value $.001 per share, of Cheshire Distributors, Inc. were issued and outstanding.

PART I  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                    CONTENTS
                                    --------

Balance Sheets                                       F - 1

Statements of Operations                             F - 2

Statements of Cash Flows                             F - 3

Notes to Financial Statements                        F - 5

                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2003
                                   (Unaudited)



                                     ASSETS

Current Assets:
  Note Receivable (Including Accrued Interest of $23,671)                                   $ 2,023,671
  Notes Receivable (Net of Fair Value Adjustment of $734,156)                                        --
  Accrued Interest Receivable (Net of Fair Value Adjustment of $40,500)                              --
                                                                                            -----------

Total Assets                                                                                $ 2,023,671
                                                                                            ===========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                                                                          $   198,758
  Accrued Expenses                                                                              167,237
  Loan Payable - Related Party                                                                    6,136
  Note Payable - Related Party                                                                2,000,000
  Notes Payable - Related Party                                                                 734,156
  Notes Payable - Current Portion                                                                55,725
                                                                                            -----------

         Total Current Liabilities                                                            3,162,012
                                                                                            -----------

Commitments and Contingencies

Stockholders' Deficit:
  Common Stock, $0.001 Par Value; Authorized 100,000,000 Shares,
    Issued and Outstanding 99,952,374 Shares                                                     99,952
  Additional Paid-In Capital                                                                  4,444,608
  Deficit Accumulated in the Development Stage                                               (5,682,901)
                                                                                            -----------

         Total Stockholders' Deficit                                                         (1,138,341)
                                                                                            -----------

Total Liabilities and Stockholders' Deficit                                                 $ 2,023,671
                                                                                            ===========

The accompanying notes are an integral part of the financial statements.

                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                         For the Three Months Ended
                                                     --------------------------------       For the Period
                                                                 March 31,                   May 19, 1999
                                                     --------------------------------       (Inception) To
                                                         2003                2002            March 31, 2003
                                                     ------------        ------------        ------------

Revenues                                             $         --        $         --                  --
                                                     ------------        ------------        ------------

Selling, General and Administrative Expenses               32,061              41,591           3,063,126
Reduction of Notes Receivable and Accrued
     Interest to Fair Value                                    --                  --             774,656
                                                     ------------        ------------        ------------
Loss From Operations                                      (32,061)            (41,591)         (3,837,782)
                                                     ------------        ------------        ------------

Other Income (Expense):
  Interest Expense and Other Financing Charges           (332,410)             (2,622)         (1,338,049)
  Interest Income                                          23,671                  --              67,824
  Amortization of Loan Fees                                    --                  --          (1,027,681)
  Extinguishment of Debt                                       --                  --             592,557
  Loss on Investment                                           --                  --            (139,770)

         Total Other Income (Expense)                    (308,739)             (2,622)         (1,845,119)
                                                     ------------        ------------        ------------

Net Loss                                             $   (340,800)       $    (44,213)       $ (5,682,901)
                                                     ============        ============        ============

Net Loss Per Share, Basic and Diluted                $       (.01)       $       (.00)
                                                     ============        ============

Weighted Average Number of Common Shares
  Outstanding:
    Basic and Diluted                                  65,204,641          34,800,374
                                                     ============        ============


The accompanying notes are an integral part of the financial statements.

                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                For the Three Months Ended
                                                              ------------------------------      For the Period
                                                                         March 31,                 May 19, 1999
                                                              ------------------------------      (Inception) To
                                                                  2003               2002         March 31, 2003
                                                              -----------        -----------        -----------
Operating Activities:
  Net Loss                                                    $  (340,800)       $   (44,213)       $(5,682,901)
                                                              -----------        -----------        -----------
  Adjustments to Reconcile Net Loss to Net Cash
    Used in Operating Activities:
      Depreciation and Amortization                                    --              1,434          1,040,226
      Loss on Abandonment                                              --                 --              2,925
      Stock Issued for Services and Other                         291,184                 --            473,780
      Stock Based Compensation                                         --                 --            828,372
      Reduction of Notes Receivable and
      Accrued Interest to Fair Value                                   --                 --            774,656
      Extinguishment of Debt                                           --                 --           (592,557)
  Changes in Operating Assets and Liabilities:
    (Increase) in Accrued Interest Receivable                     (23,671)                --            (64,171)
    Increase in Accounts Payable and
      Accrued Expenses                                             59,797             39,798          1,235,344
                                                              -----------        -----------        -----------

         Total Adjustments                                        327,310             41,232          3,698,575
                                                              -----------        -----------        -----------

Net Cash (Used) in Operating Activities                           (13,490)            (2,981)        (1,984,326)
                                                              -----------        -----------        -----------

Investing Activities:
  Payment for Note Receivable                                  (2,000,000)                --         (2,000,000)
  Capital Expenditures                                                 --                 --            (14,899)
  Investment in Cardoso Cigarette Depot (Pty) Ltd.                     --                 --         (1,000,000)
  Proceeds of Investment in Cardoso Cigarette
     Depot (Pty) Ltd.                                                  --                 --          1,000,000
                                                              -----------        -----------        -----------

Net Cash (Used) in Investing Activities                        (2,000,000)                --         (2,014,899)
                                                                                 -----------        -----------

Financing Activities:
  Proceeds of Borrowings from Related Parties                   2,013,490              2,981          2,040,712
  Proceeds of Notes Payable                                            --                 --          2,765,703
  Repayment of Notes Payable                                           --                 --           (713,513)
  Deferred Loan Costs                                                  --                 --           (179,745)
  Proceeds from Sale of Common Stock                                   --                 --            350,998
  Proceeds from Exercise of Stock Options                              --                 --             10,070
  Costs Associated with Reverse Merger/Recapitalization                --                 --           (275,000)
                                                              -----------        -----------        -----------

Net Cash Provided by Financing Activities                           2,981              2,981          3,999,225
                                                              -----------        -----------        -----------

Net Increase in Cash and Cash Equivalents                       2,013,490                 --                 --

Cash and Cash Equivalents - Beginning of Period                        --              1,140                 --
                                                              -----------        -----------        -----------

Cash and Cash Equivalents - End of Period                     $        --        $     1,140        $        --
                                                              ===========        ===========        ===========



The accompanying notes are an integral part of the financial statements.

                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)


                                                                   For the Three Months Ended
                                                                 ---------------------------------    For the Period
                                                                            March 31,                  May 19, 1999
                                                                 ---------------------------------     (Inception) To
                                                                     2003                2002         March 31, 2003
                                                                 -------------       -------------      ----------
Supplemental Disclosure of Cash Flow Information:
  Cash Paid for Interest                                         $          --       $          --      $   19,759
                                                                 =============       =============      ==========
  Cash Paid for Income Taxes                                     $          --       $          --      $       --
                                                                 =============       =============      ==========

Supplemental Disclosure of Non-Cash Investing and
  Financing Activities:
    Issuance of 97,765 Shares of Common Stock for
      Conversion of Note Payable                                 $          --       $          --      $  155,813
                                                                 =============       =============      ==========

    Contributed Capital Pursuant to Debt Modification with
      Related Party                                              $          --       $          --      $   76,026
                                                                 =============       =============      ==========

     Issuance of 30,106,540 Shares of Common Stock
       for Settlement of Notes Payable and Accrued
        Liabilities                                              $          --       $          --      $1,964,439
                                                                 =============       =============      ==========

      Issuance of 650,000 Shares of Common Stock for
        Settlement of Accrued Liabilities                        $          --       $          --      $   17,550
                                                                 =============       =============      ==========

      Issuance of 2,000,000 Shares of Common Stock for
        Settlement of Accrued Liabilities                        $          --       $          --      $   60,000
                                                                 =============       =============      ==========

      Retirement of 9,104,981 Shares of Treasury Stock           $          --       $          --      $    9,105
                                                                 =============       =============      ==========

      Notes Payable Issued as Consideration
         For Notes Receivable Assigned                           $          --       $          --      $  734,156
                                                                 =============       =============      ==========

Issuance of Convertible Note Payable to Related Party            $          --       $      34,576      $   34,576
                                                                 =============       =============      ==========

      Issuance of 65,152,000 Shares of Common Stock
        Upon Conversion of Note Payable to Related Party         $          --       $     325,760      $  325,760
                                                                 =============       =============      ==========

The accompanying notes are an integral part of the financial statements.

                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)



NOTE 1 - Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's annual report filed on Form 10-KSB for the year ended December 31, 2002.

     The condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and has recurring losses from operations and operating cash constraints that raise doubt about the Company's ability to continue as a going concern.


NOTE 2 - Conversion of Note Payable to Related Party

     In February 2003 the Company issued a $34,576 principal convertible note to a related party as consideration for various loans made by that related party to the Company. The note is payable on demand, bears interest at 8% per annum, and is convertible into common shares of the Company at a conversion price equal to 50% of the lowest closing bid for the common stock during the 30 days in which the stock has traded prior to but not including the conversion date. Additionally, in February 2003 the note was assigned to Laurus Master Fund, Inc. ("Laurus") a related party. On February 18, 2003, the Company issued to Laurus 65,152,000 shares of common stock upon conversion of the convertible note. The Company recognized a non-cash charge of $291,184 in connection with the conversion of this note.


NOTE 3 - Note Payable - Related Party

     In February 2003 the Company issued a $2,000,000 principal term note to a related party in consideration for loans made to the Company. The term note is payable August 2003, bears interest at 8.35% per annum and is secured by the assets of the Company under a security agreement.


NOTE 4 - Note Receivable

     In February 2003 the Company loaned $2,000,000 to Linsang Manufacturing, Inc. As consideration, the Company received a $2,000,000 term note payable August 2003 and bearing interest at 8.35% per annum (see Note 5).

                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


NOTE 5 - Subsequent Events

     As of May 1, 2003, the Company, its wholly owned subsidiary, Linsang Acquisition Corp. ("LAC") and certain major stockholders of the Company entered into an Agreement and Plan of Reorganization with Linsang Manufacturing, Inc. ("LMI") and certain of its stockholders (the "Merger Agreement"). Pursuant to the Merger Agreement, the parties agreed that LAC will merge with and into LMI (the "Merger"), becoming a wholly owned subsidiary of the Company, in exchange for the issuance of shares of common stock of the Company equal to approximately 85% of the outstanding capital stock of the Company.

     It is contemplated that, as part of the Merger but not as a condition to the Merger, the Company will effect a 1-for-100 reverse stock split and change its name to LMIC, Inc. Other conditions to closing the Merger are included in the Merger Agreement, including the Company consummating an accounts receivable financing arrangement with Access Capital, Inc.

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

          As  of  May  1,  2003,  we,  our  wholly  owned  subsidiary,   Linsang
     Acquisition Corp. and some of our major stockholders entered into an Agreement and Plan of Reorganization with Linsang Manufacturing, Inc. and some of its stockholders. Pursuant to the Merger Agreement, the parties agreed that LAC will merge with and into LMI, becoming a wholly owned subsidiary of Cheshire, in exchange for the issuance of shares of our common stock equal to approximately 85% of our outstanding capital stock.

          It is contemplated that, as part of the Merger but not as a condition to the Merger, we will effect a 1-for-100 reverse stock split and change our name to LMIC, Inc. Other conditions to closing the Merger are included in the Merger Agreement, including our consummating an accounts receivable financing arrangement with Access Capital, Inc.

     Liquidity and Capital Resources

          We have incurred substantial losses and have been funding our operations through debt and equity financings. We will need to continue to fund our operations in this manner until we achieve sufficiently profitable operations through a merger, or otherwise. The achievement and/or success of these planned measures, however, cannot be determined at this time.

ITEM 3. CONTROLS AND PROCEDURES

     As of March 31, 2003, an evaluation was performed by our Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Neither the Company nor any of its property is a party to any material pending or threatened legal proceedings.


Item 2. Changes in Securities and Use of Proceeds

     In February 2003, we issued 65,152,000 shares of our common stock to Laurus Master Fund, Ltd. upon conversion of a convertible note. The above offering was deemed to be exempt under Regulation D and Section 4(2) of the Securities Act.


Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Events

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          99.   Officer   Certification   Pursuant   to   Section   906  of  the
     Sarbanes-Oxley Act.

     (b) Reports on Form 8-K.

          Current Report on Form 8-K filed February 25, 2003.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the project to be signed on its behalf by the undersigned thereto duly authorized.



                                              CHESHIRE DISTRIBUTORS, INC.


May 20, 2003                                  By: /s/ Abe Grossman
                                                  --------------------------
                                                  Abe Grossman
                                                  Chief Executive Officer and
                                                  Principal Accounting Officer