Form 10QSB
period 2003-06-30
CHESHIRE DISTRIBUTORS INC
filed 2003-07-17
CIK 946283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2003

[ ]   TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 for the Transition Period from _______________ TO  _________.

                                     0-26186
--------------------------------------------------------------------------------
                            (Commission File Numbers)

                           Cheshire Distributors, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                   9995
          --------                                   ----
 (State or other jurisdiction of         (Primary Standard Industrial
 incorporation or organization)            Classification Code Number)


             152 West 57th St. - 4th Floor, New York, New York 10019
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 541-5800
--------------------------------------------------------------------------------
              (Registrants' telephone number, including area code)

         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

         As of July 17, 2003, 99,952,374 shares of Common Stock, par value $.001 per share, of Cheshire Distributors, Inc. were issued and outstanding.

PART I  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                    CONTENTS

Balance Sheet                                                           F - 1

Statements of Operations                                                F - 2

Statements of Cash Flows                                                F - 3

Notes to Financial Statements                                           F - 5

                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2003
                                   (Unaudited)



                                     ASSETS

Current Assets:
  Note Receivable (Including Accrued Interest of $66,457)                         $ 2,066,457
  Notes Receivable (Net of Fair Value Adjustment of $734,156)                              --
  Accrued Interest Receivable (Net of Fair Value Adjustment of $40,500)                    --
                                                                                  -----------
Total Assets                                                                      $ 2,066,457




                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                                                                $   222,988
  Accrued Expenses                                                                     88,163
 Note Payable - Related Party                                                       2,000,000
  Note Payable - Related Party                                                        734,156
  Notes Payable - Current Portion                                                       5,725
                                                                                  -----------

         Total Current Liabilities                                                  3,051,032
                                                                                  -----------

Commitments and Contingencies

Stockholders' Deficit:
  Common Stock, $0.001 Par Value; Authorized 100,000,000 Shares,
    Issued and Outstanding 99,952,374 Shares                                           99,952
  Additional Paid-In Capital                                                        4,602,794
  Deficit Accumulated in the Development Stage                                     (5,687,321)
                                                                                  -----------

         Total Stockholders' Deficit                                                 (984,575)

Total Liabilities and Stockholders' Deficit                                       $ 2,066,457
                                                                                  ===========

The accompanying notes are an integral part of the financial statements.

                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                         For the Three                    For the Six          For the Period
                                                          Months Ended                    Months Ended           May 19, 1999
                                                            June 30,                        June 30,            (Inception) To
                                                     2003             2002           2003            2002       June 30, 2003
                                                 ------------    ------------    ------------    ------------    ------------
Revenues                                         $         --    $         --    $         --    $         --    $         --
                                                 ------------    ------------    ------------    ------------    ------------

Selling, General and Administrative Expenses           24,230          20,578          56,291          62,169       3,087,356

Reduction of Notes Receivable and Accrued
  Interest to Fair Value                                   --              --              --              --         774,656
                                                 ------------    ------------    ------------    ------------    ------------

Loss From Operations                                  (24,230)        (20,578)        (56,291)        (62,169)     (3,862,012)
                                                 ------------    ------------    ------------    ------------    ------------

Other Income (Expense):
  Interest Expense and Other Financing Charges        (57,976)        (17,306)       (390,386)        (19,928)     (1,396,025)
  Interest Income                                      42,786          13,500          66,457          13,500         110,610
  Amortization of Loan Fees                                --              --              --              --      (1,027,681)
  Extinguishment of Debt                               35,000          35,000              --              --         627,557
  Loss on Investment                                       --              --              --              --        (139,770)
                                                 ------------    ------------    ------------    ------------    ------------

         Total Other Income (Expense)                 (19,810)         (3,806)       (288,929)         (6,428)     (1,825,309)
                                                 ------------    ------------    ------------    ------------    ------------

Net Loss                                         $     (4,420)   $    (24,384)   $   (345,220)   $    (68,597)   $ (5,687,321)
                                                 ============    ============    ============    ============    ============

Net Loss Per Share, Basic and Diluted            $       (.00)   $       (.00)   $       (.00)   $       (.00)
                                                 ============    ============    ============    ============

Weighted Average Number of Common Shares
  Outstanding:
    Basic and Diluted                              99,952,374      34,800,374      82,174,496      34,800,374
                                                 ============    ============    ============    ============

The accompanying notes are an integral part of the financial statements.

                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                 For the Six Months Ended        For the Period
                                                             --------------------------------     (May 19, 1999)
                                                                          June 30,                (Inception) To
                                                                  2003              2002          June 30, 2003
                                                             -----------       -----------       ---------------
Operating Activities:
  Net Loss                                                   $  (345,220)      $   (68,597)      $(5,724,437)
  Adjustments to Reconcile Net Loss to Net Cash Flows
    Used in Operating Activities:
      Depreciation and Amortization                                   --             2,868         1,040,226
      Loss on Abandonment                                             --                --             2,925
      Stock Issued for Services and Other                        291,184                --           473,780
      Stock Based Compensation                                        --                --           828,372
      Reduction of Notes Receivable and Accrued
       Interest to Fair Value                                         --                --           774,656
      Extinguishment of Debt                                     (35,000)               --          (592,557)
  Changes in Operating Assets and Liabilities:
    (Increase) in Accrued Interest Receivable                    (66,457)               --          (106,957)
    (Increase) Decrease in Other Current Assets                       --           (13,500)               --
    Increase (Decrease) in Accounts Payable and
      Accrued Expenses                                           142,003            63,242         1,319,666

         Total Adjustments                                       331,730            52,610         3,740,111
                                                             -----------       -----------       -----------

Net Cash (Used) in Operating Activities                          (13,490)          (15,987)       (1,984,326)
                                                             -----------       -----------       -----------

Investing Activities:
  Payment for Note Receivable                                 (2,000,000)               --        (2,000,000)
  Capital Expenditures                                                --                --           (14,899)
  Investment in Cardoso Cigarette Depot (Pty) Ltd.                    --                --        (1,000,000)
  Proceeds of Investment in Cardoso Cigarette Depot
    (Pty) Ltd.                                                        --                --         1,000,000
                                                             -----------       -----------       -----------

Net Cash (Used) in Investing Activities                       (2,000,000)               --        (2,014,899)
                                                             -----------       -----------       -----------

Financing Activities:
  Proceeds of Borrowings from Related Party                    2,063,490            15,987         2,090,712
  Proceeds of Notes Payable                                           --                --         2,765,703
  Repayment of Notes Payable                                     (50,000)               --          (763,513)
  Deferred Loan Costs                                                 --                --          (179,745)
  Proceeds from Sale of Common Stock                                  --                --           350,998
  Proceeds from Exercise of Stock Options                             --                --            10,070
  Costs Associated with Reverse Merger/Recapitalization               --                --          (275,000)
                                                             -----------       -----------       -----------

Net Cash Provided by in Financing Activities                   2,013,490            15,987         3,999,225
                                                             -----------       -----------       -----------

Net Increase (Decrease) in Cash and Cash Equivalents                  --                --                --

Cash and Cash Equivalents - Beginning of Period                       --             1,404                --
                                                             -----------       -----------       -----------

Cash and Cash Equivalents - End of Period                    $        --       $     1,404       $        --
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

                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                             For the Period
                                                                For the Six Months Ended     (May 19, 1999)
                                                                         June 30,            (Inception) To
                                                                  2003            2002        June 30, 2003
                                                               ----------      ----------      ----------
Supplemental Disclosure of Cash Flow Information:

  Cash Paid for Interest                                       $       --      $       --      $   19,759
                                                               ==========      ==========      ==========

  Cash Paid for Income Taxes                                   $       --      $       --      $       --
                                                               ==========      ==========      ==========

Supplemental Disclosures of Non-Cash
  Investing and Financing Activities:

    Issuance of 97,765 Shares of Common Stock
      For Conversion of Note Payable                           $       --      $       --      $  155,813
                                                               ==========      ==========      ==========

    Contributed Capital Pursuant to Debt Modification
      with Related Party                                       $       --      $       --      $   76,026
                                                               ==========      ==========      ==========

    Issuance of 30,106,540 Shares of Common
      Stock for Settlement of Notes Payable and
      Accrued Liabilities                                      $       --      $       --      $1,964,439
                                                               ==========      ==========      ==========

    Issuance of 650,000 Shares of Common Stock
      for Settlement of Accrued Liabilities                    $       --      $       --      $   17,550
                                                               ==========      ==========      ==========

    Issuance of 2,000,000 Shares of Common Stock
      for Settlement of Accrued Liabilities                    $       --      $       --      $   60,000
                                                               ==========      ==========      ==========

    Retirement of 9,104,981 Shares of Treasury Stock $                 --      $       --      $    9,105
                                                               ==========      ==========      ==========

    Notes Payable Issued as Consideration for Notes
      Receivable Assigned                                      $       --      $  734,156      $  734,156
                                                               ==========      ==========      ==========

    Issuance of Convertible Note Payable to Related Party      $   34,576      $       --      $   34,576
                                                               ==========      ==========      ==========

    Issuance of 65,152,000 Shares of Common Stock Upon
      Conversion of Note Payable to Related Party              $  325,760      $       --      $  325,760
                                                               ==========      ==========      ==========

    Satisfaction of Debt by Related Party                      $   27,051      $       --      $   27,051
                                                               ==========      ==========      ==========

    Cancellation of Related Parties Debt into Additional
      Paid-In Capital                                          $  158,187      $       --      $  158,187
                                                               ==========      ==========      ==========

The accompanying notes are an integral part of the financial statements.

                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)


NOTE 1 - Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's annual report filed on Form 10-KSB for the year ended December 31, 2002.

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


NOTE 4 - Note Receivable


         In February 2003 the Company loaned $2,000,000 to Linsang Manufacturing, Inc.. As consideration, the Company received a $2,000,000 term note payable August 2003 and bearing interest at 8.35% per annum (see Note 5).

                           CHESHIRE DISTRIBUTORS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)


NOTE 5 - Proposed Merger

         As of May 1, 2003, the Company, its wholly owned subsidiary, Linsang Acquisition Corp. ("LAC") and certain major stockholders of the Company entered into an Agreement and Plan of Reorganization with Linsang Manufacturing, Inc. ("LMI") and certain of its stockholders (the "Merger Agreement"). Pursuant to the Merger Agreement, the parties agreed that in exchange for the issuance of shares of common stock of the Company equal to approximately 85% of the outstanding capital stock of the Company LAC will merge with and into LMI (the "Merger"), with LMI becoming a wholly owned subsidiary of the Company,

         It is contemplated that, as part of the Merger (of which there is no assurance will be concluded) but not as a condition to the Merger, the Company will effect a 1-for-66.634898 reverse stock split resulting in 1,499,999 issued and outstanding common shares of the Company Pre-Merger. After giving effect to the proposed reverse split, the Merger agreement calls for the issuance of 7,996,900 shares of common stock in exchange for all of the issued and outstanding capital stock of LMI, thereby bringing the issued and outstanding shares of the Company upon effectiveness of the Merger to 9,496,899 shares of common stock. Additionally, the Company intends to change its name to LMIC, Inc. Other conditions to closing the Merger are included in the Merger Agreement, including the Company consummating an accounts receivable financing arrangement with the Laurus Master Fund, Ltd.


NOTE 6 - Cancellation of Debt by Related Parties

         As of June 30, 2003, certain related parties cancelled indebtedness aggregating $158,187. In connection with these transactions, $158,187 was credited to additional paid-in capital.

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

         As of May 1, 2003 we and Linsang Acquisition Corp. ("LAC"), our wholly owned subsidiary, and certain of our major stockholders entered into an agreement and plan of reorganization with Linsang Manufacturing , Inc. ("LMI") and some of its stockholders (the Merger Agreement"). Pursuant to the Merger Agreement, the parties agreed that in exchange for issuance of shares of our common stock equal to approximately eighty five percent (85%) of our outstanding capital stock, LAC will merge with and into LMI (the "Merger"), with LMI becoming a wholly owned subsidiary of Cheshire.

         It is contemplated that, as part of the Merger (of which there is no assurance will be concluded) but not as a condition to the Merger, the Company will effect a 1-for-66.634898 reverse stock split resulting in 1,499,999 issued and outstanding common shares of the Company Pre-Merger. After giving effect to the proposed reverse split, the Merger agreement calls for the issuance of 7,996,900 shares of common stock in exchange for all of the issued and outstanding capital stock of LMI, thereby bringing the issued and outstanding shares of the Company upon effectiveness of the

     Merger to 9,496,899 shares of common stock. Additionally, the Company intends to change its name to LMIC, Inc. Other conditions to closing the Merger are included in the Merger Agreement, including the Company consummating an accounts receivable financing arrangement with the Laurus Master Fund, Ltd. The Merger Agreement contemplates that Cheshire will effect a 1-for-66.634898 reverse stock split.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As of June 30, 2003, an evaluation was performed by our Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.


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

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         99.      Officer   Certification   Pursuant   to  Section  906  of  the
                  Sarbanes-Oxley Act.

         (b) Reports on Form 8-K.

                  Current Report on Form 8-K filed May 6, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the project to be signed on its behalf by the undersigned thereto duly authorized.



                                           CHESHIRE DISTRIBUTORS, INC.


July 17, 2003                              By: /s/ Abe Grossman
                                               --------------------------
                                               Abe Grossman
                                               Chief Executive Officer and
                                               Principal Accounting Officer