Form 10QSB
period 2003-09-30
LMIC INC
filed 2003-11-18
CIK 946283

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from [____________to___________]

                         Commission file number 0-26186

                                          LMIC, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer as specified in its charter)

          Delaware                                            84-1209978
-------------------------------                         ----------------------
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                          identification number)

   6435 Virginia Manor Road,
    Beltsville, Maryland                                        20705
-------------------------------                         ----------------------
   (Address of principal                                      (Zip Code)
    executive offices)

         Issuer's telephone number, including area code: (240) 264-8300

                           Cheshire Distributors, Inc.
             152 West 57th St. - 4th Floor, New York, New York 10019
--------------------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,253,350 shares of Common Stock, par value $.001 per share, outstanding as of October 27, 2003.

Traditional Small Business Disclosure Format (Check one): Yes |_| No |X|.

                                   LMIC, INC.

                                TABLE OF CONTENTS

                                                                            PAGE(S)
                                                                            -------
PART I FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS

               Balance Sheets as of September 30, 2003 (Unaudited) and
                  December 31, 2002                                          3 - 4

               Statements of Operations for the Three and Nine Months
                  Ended September 30, 2003 and 2002 (Unaudited)                5

               Statements of Changes in Stockholders' Equity (Deficiency)
                  for the Nine Months Ended September 30, 2003 (Unaudited)
                  and for the Year Ended December 31, 2002                     6

               Statements of Cash Flows for the Nine Months ended
                  September 30, 2003 and 2002 (Unaudited)                    7 - 8

               Notes to Financial Statements (Unaudited)                     9 - 13

       ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATION

       ITEM 3. CONTROLS AND PROCEDURES

PART 2 OTHER INFORMATION

       ITEM 1. lEGAL PROCEEDINGS

       ITEM 2. CHANGES IN SECURITIES

       ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       ITEM 5. OTHER INFORMATION

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       SIGNATURES

       CERTIFICATIONS

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                        September 30,   December 31,
                                                            2003           2002
                                                        -------------   -----------
                                                         (Unaudited)
ASSETS

Current Assets
   Cash and cash equivalents                             $   93,991     $   48,399
   Accounts receivable, less allowance for doubtful
      accounts ($60,354 at September 30, 2003 and
      $45,076 at December 31, 2002)                         402,969        308,105
   Inventories                                              453,459        676,511
   Prepaid and other current assets                         446,354          6,654
   Income taxes receivable                                       --          2,550
                                                         ----------     ----------

        Total current assets                              1,396,773      1,042,219

Property and Equipment                                    4,908,560      5,961,688

Other Assets                                                     --        917,270
                                                         ----------     ----------

        Total assets                                     $6,305,333     $7,921,177
                                                         ==========     ==========

      See Independent Auditors' Report and notes to financial statements.

                              BALANCE SHEETS

                                                     September 30,   December 31,
                                                         2003            2002
                                                     ------------    ------------
                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Line of credit                                    $         --    $  1,500,000
   Current portion of long-term debt                    1,392,069       1,235,805
   Accounts payable                                     1,956,331       2,362,167
   Deferred revenue                                            --         636,212
   Accrued expenses and other current liabilities         944,384         533,771
   Convertible promissory notes                         2,113,538       3,274,431
   Loan payable - related party                         2,256,668              --
                                                     ------------    ------------

        Total current liabilities                       8,662,990       9,542,386
                                                     ------------    ------------

Other Liabilities
   Long-term debt, less current portion                 2,361,916       2,175,045
   Loans payable to related party                       1,666,925       1,116,925
   Deferred occupancy cost                                355,381         320,048
                                                     ------------    ------------

        Total other liabilities                         4,384,222       3,612,018
                                                     ------------    ------------

        Total liabilities                              13,047,212      13,154,404
                                                     ------------    ------------

Commitments and contingencies

Stockholders' Equity (Deficiency)
   Common stock, $.001 par value;
      100,000,000 shares authorized                        10,397           6,879
   Additional paid-in capital                          14,090,642      11,869,892
   Deficit                                            (20,842,918)    (17,018,198)
   Unearned compensation                                       --         (91,800)
                                                     ------------    ------------

        Total stockholders' equity (deficiency)        (6,741,879)     (5,233,227)
                                                     ------------    ------------

        Total liabilities and stockholders' equity
           (deficiency)                              $  6,305,333    $  7,921,177
                                                     ============    ============

      See Independent Auditors' Report and notes to financial statements.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three Months Ended            Nine Months Ended
                                           September 30,                 September 30,
                                    --------------------------    --------------------------
                                        2003           2002           2003           2002
                                    -----------    -----------    -----------    -----------
Net sales                           $ 1,513,369    $ 1,775,867    $ 4,328,515    $ 2,757,176

Cost of sales                         1,924,595      2,192,825      5,432,321      5,671,787
                                    -----------    -----------    -----------    -----------

Gross profit (loss)                    (411,226)      (416,958)    (1,103,806)    (2,914,611)
                                    -----------    -----------    -----------    -----------

Operating expenses
   Selling, general and
      administrative                    460,865        746,910      1,382,496      2,383,002
   Depreciation and amortization        352,998        364,848      1,058,993      1,087,679
   Interest                             151,913         73,586        422,791        256,839
                                    -----------    -----------    -----------    -----------

         Total operating expenses       965,776      1,185,344      2,864,280      3,727,520
                                    -----------    -----------    -----------    -----------

Operating income (loss)              (1,377,002)    (1,602,302)    (3,968,086)    (6,642,131)
                                    -----------    -----------    -----------    -----------

Other income
   Interest and investment income            --          5,752          1,272         23,945
   Rental income                         53,364             --        142,094             --
                                    -----------    -----------    -----------    -----------

         Total other income              53,364          5,752        143,366         23,945
                                    -----------    -----------    -----------    -----------

Loss before income taxes
   (benefit)                         (1,323,638)    (1,596,550)    (3,824,720)    (6,618,186)

Income taxes (benefit)                       --             --             --             --
                                    -----------    -----------    -----------    -----------

Net loss                        $     (1323,638)   $(1,596,550)   $(3,824,720)   $(6,618,186)
                                    ===========    ===========    ===========    ===========

Net loss per common share

   Basic                            $     (0.14)   $     (0.23)   $     (0.48)   $     (1.05)
                                    ===========    ===========    ===========    ===========

   Diluted                          $     (0.13)   $     (0.23)   $     (0.48)   $     (1.05)
                                    ===========    ===========    ===========    ===========

      See Independent Auditors' Report and notes to financial statements.

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                Nine Months Ended September 30, 2003 (Unaudited)
                        and Year Ended December 31, 2002

                                                                         Additional
                                                Number of                 Paid-in        Retained      Unearned
                                                  Shares     Amount       Capital        Earnings    Compensation     Total
                                                ----------  ---------   ------------   ------------  ------------  -----------
Balance, December 1, 2001, as
   restated, to give effect to
   recapitalization and reverse
   acquisition                                   4,264,696  $   4,265   $  2,679,491   $ (8,684,529)  $(137,700)  $(6,138,473)
Issuance of common stock                         2,613,381      2,613      9,189,878             --          --     9,192,491
Issuance of common stock - option conversion
                                                       702          1            523             --          --           524
Net loss                                                --         --             --     (8,333,669)         --    (8,333,669)
Amortization of compensation expense                    --         --             --             --      45,900        45,900
                                                ----------  ---------   ------------   ------------   ---------   -----------

Balance, December 31, 2002                       6,878,779      6,879     11,869,892    (17,018,198)    (91,800)   (5,233,227)
Issuance of common stock                         1,766,707      1,767      2,674,852             --          --     2,676,619
Issuance of common stock - option conversion
                                                     1,424          1          1,259             --          --         1,260
Issuance of common stock - reverse acquisition
                                                 1,499,775      1,500       (851,918)            --          --      (850,418)
Issuance of common stock - sales commission
                                                   250,000        250        374,750             --          --       375,000
Contribution to additional paid-in capital              --         --         21,807             --          --        21,807
Net loss                                                --         --             --     (3,824,720)         --    (3,824,720)
Amortization of compensation expense                    --         --             --             --      91,800        91,800
                                                ----------  ---------   ------------   ------------   ---------   -----------

Balance, September 30, 2003                     10,396,685  $  10,397   $ 14,090,642   $(20,842,918)  $      --   $(6,741,879)
                                                ==========  =========   ============   ============   =========   ===========

      See Independent Auditors' Report and notes to financial statements.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Nine Months Ended
                                                                    September 30
                                                              --------------------------
                                                                  2003          2002
                                                              -----------   -----------
Operating Activities
   Net loss                                                   $(3,824,720)  $(6,618,186)
   Adjustments to reconcile net loss to net cash used
      in operating activities
      Depreciation                                              1,058,993     1,087,679
      Provision for doubtful accounts                              15,278        57,679
      Amortization of unearned compensation                        91,800        34,425
      Interest on convertible promissory notes                     42,702        69,052
      Deferred occupancy cost                                      35,333       129,294
      Increase (decrease) in cash due to changes in assets
         and liabilities
         Accounts receivable                                     (110,142)   (1,378,454)
         Inventories                                              223,052       (81,493)
         Prepaid and other current assets                         (64,700)     (210,400)
         Income taxes receivable                                    2,550       499,317
         Deferred revenue                                        (636,212)     (221,484)
         Accounts payable and accrued expenses                    423,063     1,404,451
                                                              -----------   -----------

         Net cash used in operating activities                 (2,743,003)   (5,228,120)
                                                              -----------   -----------

Investing Activities
   Purchase of property and equipment                              (5,865)      (99,522)
   Security deposits                                              917,270            --
                                                              -----------   -----------

         Net cash provided by (used in) investing activities      911,405       (99,522)
                                                              -----------   -----------

Financing Activities
   Proceeds from bank overdraft                                        --        76,707
   Proceeds from current debt - related party                   2,006,668            --
   Proceeds from issuance of convertible promissory notes         698,004     5,472,443
   Repayments of term loans                                      (325,549)     (921,322)
   Repayments on line of credit                                (1,500,000)           --
   Proceeds from the issuance of common stock                     976,260       580,524
   Contribution to additional paid-in capital                      21,807            --
                                                              -----------   -----------

         Net cash provided by financing activities              1,877,190     5,208,352
                                                              -----------   -----------

      See Independent Auditors' Report and notes to financial statements.

                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30
                                                         ---------------------
                                                            2003       2002
                                                         ----------  ---------

Net increase (decrease) in cash and cash equivalents         45,592   (119,290)

Cash and cash equivalents - beginning                        48,399    119,290
                                                         ----------  ---------

Cash and cash equivalents - end                          $   93,991  $      --
                                                         ==========  =========

Supplemental Disclosure
   Interest                                              $  463,344  $ 354,142
   Income taxes                                          $       --  $      --

Noncash Transactions
   Convertible debt exchanged for common stock           $1,701,599  $      --
   Recharacterized accounts payable to term loan         $  662,960  $      --
   Stock issued in payment of unearned sales commission  $  375,000  $      --
   Stock issued in conjunction with reverse acquisition  $  851,918  $      --

      See Independent Auditors' Report and notes to financial statements.

                                   LMIC, INC.

                          NOTES TO FINANCIAL STATEMENTS

              Nine Months Ended September 30, 2003 (Unaudited) and
                         2002 (Unaudited) and Year Ended
                               December 31, 2002

1 -   Business

      Cheshire Distributors, Inc., a Delaware Company, changed its name to LMIC, Inc. ("the Company") and completed a reverse acquisition with Linsang Manufacturing, Inc. (LMI) on July 17, 2003. The consolidated financial statements contain the historical results of LMI, the operating Company, and the results of operations of the combined entities from July 17, 2003 through September 30, 2003. The stockholders' equity (deficiency) has been restated to give effect to recapitalization and reverse acquisition transactions.

      The Company provides a full range of engineering, design and manufacturing services, including product development and design, materials procurement and management, prototyping, manufacturing and assembly, systems integration and testing, and after-market support.

      Manufacturing services are provided either on a turnkey basis, where LMIC procures materials required for product assembly, or on a consignment basis, where the customer supplies the material necessary for product assembly. In both cases, the Company provides materials warehousing and management services, in addition to manufacturing.

2 -   Summary of Significant Accounting Policies

      Basis of Presentation / Going Concern

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, and the interim information reports filed on Form 8K. Interim results are not necessarily indicative of results for the full year.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      See Independent Auditors' Report and notes to financial statements.

                                   LMIC, INC.

                          NOTES TO FINANCIAL STATEMENTS

              Nine Months Ended September 30, 2003 (Unaudited) and
                         2002 (Unaudited) and Year Ended
                               December 31, 2002

2 -   Summary of Significant Accounting Policies (Continued)

      Basis of Presentation / Going Concern (Continued)

      The accompanying financial statements have been prepared on a going concern basis. However, the Company has sustained substantial operating losses in recent years. At September 30, 2003, current liabilities exceed current assets and total liabilities exceed total assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purpose. The Company is actively pursuing financing to fund future operations.

      Net Income (Loss) Per Share

      Per share data has been computed and presented pursuant to the provisions of SFAS No. 128, earnings per share. Net income (loss) per common share - basic is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income (loss) per common share - diluted is calculated by dividing net income (loss) by the weighted average number of common shares and common equivalent shares for stock options outstanding during the period.

3 -   Debt

      The Company entered into a $5,000,000 bank term loan on May 31, 2001. The loan is payable in 47 monthly principal and interest payments of $122,369, with the final principal and interest payment due on June 1, 2005. Interest accrues based on the bank's daily-adjusted prime rate (4.0% at September 30, 2003) plus 1.0%. The loan amount is collaterialized by substantially all the assets of the Company and the personal guarantee of the Company's principal stockholder. Future maturities of long-term debt as of September 30, 2003 are as follows:
      2004, $1,309,392; 2005, $1,778,636.

      The Company had a $1,500,000 line of credit, bearing interest, payable monthly, at the same bank's daily adjusted prime rate. The line of credit matured on April 3, 2003 (originally March 9, 2002), and was collateralized by substantially all the assets of the Company. During the nine months ended September 30, 2003, the Company repaid this debt.

      The bank debt agreements contain various covenants that, among other things, prohibit cash dividends to shareholders. The Company is in violation of the requirements to maintain minimum tangible net worth and cash flow coverage ratios. The Company is currently negotiating with the bank to restructure the current debt and the term covenants.

      See Independent Auditors' Report and notes to financial statements.

                                   LMIC, INC.

                          NOTES TO FINANCIAL STATEMENTS

              Nine Months Ended September 30, 2003 (Unaudited) and
                         2002 (Unaudited) and Year Ended
                               December 31, 2002

3 -   Debt (Continued)

      On June 27, 2002, the Company issued a $2,000,000 convertible promissory note which bears interest at 8% and was originally due and payable on January 15, 2003. The due date was extended to November 28, 2003. This note was a bridge loan from a third party. It is personally guaranteed by the majority stockholder, and can be converted into shares of the Company at a rate of $2.50 per share. At September 30, 2003, this debt includes accrued interest of approximately $113,538.

      The Company also had a $900,000 letter of credit outstanding as of December 31, 2002 to comply with provisions of the lease agreement for office and manufacturing space in Beltsville, MD. The letter of credit was automatically renewed annually and was subject to a 1% annual fee. The Company was required to deposit the full amount of the letter of credit with the bank as collateral. During the nine months ended September 30, 2003, the landlord has drawn the entire amount against the letter of credit in satisfaction of outstanding rent.

      In June 2003, the Company negotiated a settlement with the landlord of the Landover, MD facility for the back rent owed to them. As per the settlement, the Company will make the following minimum principal payments:

            Twelve Months Ending
                September 30,

                    2004                                $  76,953
                    2005                                  583,280
                                                        ---------
                                                        $ 660,233
                                                        =========

4 -   Equity

      Merger

      On July 17, 2003, the Company completed a reverse merger in a tax-free reorganization pursuant to the Agreement and Plan of Reorganization, dated as of May 1, 2003, as amended (the "Merger Agreement"). The Company's stockholders exchanged their respective shares of common stock after which LMI became a wholly-owned subsidiary of LMIC. The shareholders of LMI exchanged their shares for approximately 7,996,900 shares or 85% of the then outstanding voting securities of LMIC on a fully diluted basis after the merger.

      As a result of the reverse acquisition, the historical financial statements presented represents the financial position and results of operations of LMI as if it was the parent.

      See Independent Auditors' Report and notes to financial statements.

                                   LMIC, INC.

                          NOTES TO FINANCIAL STATEMENTS

              Nine Months Ended September 30, 2003 (Unaudited) and
                         2002 (Unaudited) and Year Ended
                               December 31, 2002

4 -   Equity (Continued)

      Private Placement

      In July 2003, the Company entered into an agreement with a financial advisor and placement agent to raise approximately $3 million of equity or equity-linked securities via a private placement. As of September 30, 2003, this agent has raised approximately $575,000. Pursuant to the agreement, a warrant to purchase up to 8% of the number of shares of common stock sold in the offering, at an exercise price equal to $1.50 per share, shall be sold by the Company to the agent.

      Agent Representation and Confidentially Agreement

      In August 2003, the Company issued 250,000 shares of common stock, valued at $375,000 ($1.50 per share), as compensation pursuant to an agreement with an agent. The agent is to provide the Company with orders projected to be valued at approximately $20 million within 12 months. If within the 12 months the orders fall materially below $20 million, then the agent will forfeit a commensurate portion of the shares. Accordingly, the related sales commission has been reflected as a prepayment. As of September 30, 2003, the Company received approximately $300,000 of orders.

5 -   Related Parties

      Statement of Operations

      The Company transacts business with companies owned by the Company's majority stockholder. Transactions with these parties are summarized below:

                                            September 30,
                                        ----------------------
                                           2003         2002
                                        ----------   ---------

      Sales                             $1,095,791   $874,920

      During the nine months ended September 30, 2003, the Company entered into three one year sublease agreements with related parties. Two of the subleases are scheduled to expire on March 31, 2004, and the other on January 30, 2004. Rental income for the three subleases aggregates approximately $18,000 per month. Rental income for the nine months ended September 30, 2003 aggregated approximately $132,000.

      See Independent Auditors' Report and notes to financial statements.

                                   LMIC, INC.

                          NOTES TO FINANCIAL STATEMENTS

              Nine Months Ended September 30, 2003 (Unaudited) and
                         2002 (Unaudited) and Year Ended
                               December 31, 2002

5 -   Related Parties (Continued)

      Related Party Receivables and Payables

      Related party receivables and payables were comprised of the follows:

                                                     September 30,  December 31,
                                                         2003          2002
                                                     -------------  ------------

      Accounts receivable from
         affiliated companies                          $ 87,134       $42,417
      Accounts payable to affiliated
         companies                                     $123,596       $    --

      During 2002, $1,116,925 of accounts payable to a related party was converted into long-term debt bearing interest at the prime rate. There is no stipulated maturity date.

      During 2003, $206,668, inclusive of accrued interest of $6,668, of convertible promissory notes was converted into a short-term loan payable. There is no stipulated maturity date.

      In February 2003, the Company entered into a short-term $2 million term note payable agreement with a related party. The note bears interest at 8.35% per annum. In addition, the Company also received a convertible (at the Company's discretion) loan of $600,000, bearing interest at 8%, payable in 12 equal monthly installments of $50,000, commencing on September 1, 2004.

      See Independent Auditors' Report and notes to financial statements.

ITEM 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

      This Management's Discussion and Analysis of Results of Operations and Financial Condition ("MD&A") contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate, our beliefs and our management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of us. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements.

      These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. These risks and uncertainties include: the failure of the electronics market and general economic indications to improve or improve at the pace we anticipate; continued net losses may increase our deficit; our ability to secure additional sources of funds on reasonable terms; our credit ratings; our ability to compete effectively; our reliance on a limited number of key customers; our exposure to the credit risk of our customers' accounts receivable; our ability to retain and recruit key personnel; existing and future litigation; changes in environmental health and safety law; changes to existing regulations or technical standards; and the social, political and economic risks of our foreign operations. Except as otherwise required under federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this MD&A, whether as a result of new information, future events, changes in assumptions or otherwise.

OVERVIEW

      Pacific Development was incorporated under the laws of the State of Colorado on September 21, 1992 for the purpose of acquiring an operating business. It had no significant assets or liabilities. On March 24, 2000, Pacific and Cheshire Holdings, Inc. were merged into a single corporation existing under the laws of the State of Delaware, with Cheshire Holdings being the surviving corporation. The name of the surviving corporation was changed to Cheshire Distributors, Inc.

      On July 17, 2003, the Company, Linsang Acquisition Corp. ("LAC"), our wholly owned subsidiary, and certain of our major stockholders completed a reverse merger with Linsang Manufacturing, Inc. ("LMI"), pursuant to which we issued 7,996,900 shares of our common stock, equal to approximately eighty-five percent (85%) of our outstanding capital stock on a fully diluted basis, in exchange for all of the issued and outstanding capital stock of LMI. LAC merged with and into LMI, with LMI becoming our wholly owned subsidiary (the "Merger"). Effective upon the Merger, we changed our name to LMIC, Inc.

      LMIC, Inc., through its subsidiary LMI, provides design, manufacturing and post-production electronics manufacturing services (EMS) to established and emerging original equipment manufacturers (OEMs) of complex electronic equipment in the networking and telecommunications, industrial and medical instrumentation markets. Our services for both new and existing products include design services, complex printed circuit board assembly primarily utilizing advanced surface mount technology, electro-mechanical subassembly and total system assembly and integration. We use an integrated information environment that enables comprehensive data collection and full accountability from design through manufacturing through deployment and upgrade in the field.

      We believe our design and prototyping capabilities are well suited to support both emerging companies and new product development for established companies. Unlike small design and new product introduction (NPI) shops that take increased time and money to scale to volume production, we have already developed manufacturing capabilities enabling us to partner through volume production. Finally, whereas most EMS providers regardless of size disengage once the product is shipped, we offer services extending beyond deployment and into the field.

      According to industry analysts, worldwide demand for electronics manufacturing services is currently estimated to exceed $100 billion, reflecting a penetration, which we believe to be a very low percentage of the total available market. We believe this penetration rate will increase steadily as new OEMs outsource manufacturing from inception and previously integrated OEMs seek to divest manufacturing assets.

      We seek to enhance our competitiveness by attempting to take full advantage of the anticipated trend toward outsourcing. We believe economic conditions favor an acquisition growth strategy, which may include the acquisition of manufacturing and NPI assets from OEMs. In addition to our proposed acquisition growth strategy, we intend to fuel growth through ongoing development of new and existing partnerships with innovative emerging and existing companies. Through these efforts, we hope to create a diversified, high-growth portfolio of innovative clients, partners and customers. The company has recently executed two significant manufacturing service agreements. One agreement is to produce up to 1,000 "bio-vaults"- (hand gun safes) at an approximate value of $280,000 to be realized in late 2003 and in the first quarter of 2004. The other is for the design and production of an "Infotainment" systems to be used in British commuter railroad cars. The estimated value of the first order under the Agreement is $3,000,000 again to be realized in late 2003 and in the first quarter of 2004. The total revenue expected from the "Infotainment" agreement is $6,000,000.

      The EMS market is divided among a few very large firms with revenues of $5 to $10 billion and small to medium size firms with revenues in the $30 to $50 million range. The gap between the two market segments is significant. The largest EMS providers, focused on the needs of the largest OEMs, generally pursue high volume production of well-defined, low margin products with individual contracts that have a potential to generate revenue greater than $5 million. We believe we have more flexibility than these large firms and can adapt to varied products and companies. The small to medium size EMS companies typically fill a geographic or service niche, focusing on small OEMs. We believe our advantage over the smaller firms is our systematic process for quality and cost effective manufacturing. Neither the large nor the smaller EMS provider is likely to feature flexible, comprehensive "lab to factory to field" service. We believe our middle-market model gives us significant opportunities over both the large and small EMS firms.

      We are located in a geographical market we believe is underserved by significant EMS providers with state-of-the-art integrated service offerings comparable to ours. We will attempt to use our services and capabilities to establish partnerships in the earliest stages of product development. We seek to further distinguish ourselves by creating relationships with OEMs, which require production and post-production services.

      As described above a "reverse merger " took place on July 17, 2003. The merger combined the operations of the former Cheshire Distributors with Linsang Manufacturing, Inc. During the two years prior to the merger, the company (Cheshire) had no business activities. Since inception and through the effective date of the merger with Linsang Manufacturing, Inc., Cheshire had no revenue and incurred expenses and a loss of $5,687,321. The company (Cheshire) incurred substantial losses and funded its operations through debt and equity financings.

      Linsang Manufacturing, Inc. started operations in 2000 with the intent of becoming a manufacturer that was captive to other privately held but related companies. The telecom market primarily drove those companies. Beginning in fiscal 2001, the global telecommunications market deteriorated, reflecting a significant decrease in the competitive local exchange carrier market and a significant reduction in capital spending by established service providers. This trend intensified during fiscal 2002. The company believes that large service providers have reduced their capital spending by more than 25% since the end of 2001. The U.S. wire line service provider capital spending declined by about 40%. Reasons for this reduction include the general economic slowdown, network overcapacity, customer bankruptcies, network build-out delays and limited capital availability. As a result, company sales and results of operations, in telecom related business, have been and may continue to be adversely affected. The significant slowdown in capital spending has created uncertainty as to the level of demand in target markets. In addition, the level of demand can change quickly and can vary over short periods of time, including from month to month. As a result of the uncertainty and variations in our markets, accurately forecasting future results, earnings and cash flow is increasingly difficult.

      As the telecom market continued its trend it became obvious that the company needed to transform itself into a contract manufacturer and rapidly obtain other opportunities in diversified electronic industries. While telecom revenue virtually accounted for all revenue in 2000, the 2002 and through the nine months ended September 30,2003 results show that telecom revenue shrank to approximately 30% of all revenue.

      The Company's revenue, during the nine and three month periods ending September 30,2003 and 2002, respectively, were recognized by our wholly owned subsidiary LMIC Manufacturing, Inc. Our revenues increased by 57% during the nine months ended September 30, 2003 compared to the nine moths ended September 30, 2002. This growth exceeded our annual planning assumptions. However, as expected, our results of operations for the first nine months of 2003 have improved by realizing higher gross margin rates and lower operating expenses resulting from a significant management program to reduce both fixed costs, if possible, and controllable variable costs.

Application of Critical Accounting Policies

      The Company has discussed the application of these critical accounting policies with our board of directors and Audit and Finance Committee. See Note 2 to the financial statements disclosed in the 8K/A filing of September 22, 2003 for recent accounting pronouncements.

Receivables

      The Company is required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. At September 30, 2003, and December 30, 2002, the receivables of $402,969, and $308,105,respectively, included reserves of $60,354 and $45,076, respectively. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial condition, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and re-evaluated and adjusted as additional information is received.

Inventories

      The Company is required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes, and longer than previously expected usage periods. We have experienced significant changes in required reserves in recent periods due to changes in strategic direction, such as discontinuances of product lines, as well as declining market conditions. At September 30, 2003 and September 30, 2002, inventories of $453,459 and $676,511, respectively, are net of reserves of approximately $465,000 and $450,000, respectively.

Legal Contingencies

      The Company is subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. At September 30, 2003 there are no outstanding legal proceedings, nor are their any reserves established.

Results of Operations

      The following table presents our telecom related and non-telecom revenues and the approximate percentage of total revenues:

-----------------------------------------------------------------------------------------------------------------
(Dollars in 000's)      For the Three       For the Three months     For the Nine months      For the Nine months
                        months ended        ended                    ended                    ended
                        September 30        September 30             September 30             September 30
                        2003                2002                     2003                     2002
-----------------------------------------------------------------------------------------------------------------
Total revenues          $1,513              $1,775                   $4,328                   $2,757
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
As a percentage of      For the Three months    For the Three months    For the Nine months     For the Nine months
total                   ended                   ended                   ended                   ended
                        September 30            September 30            September 30            September 30
                        2003                    2002                    2003                    2002
-----------------------------------------------------------------------------------------------------------------
Total revenues          100.0%                  100.0%                  100.0%                  100.0%
-----------------------------------------------------------------------------------------------------------------

As 2003 and 2002 progressed, the Company obtained several new customers in various fields, such as defense electronics, medical technology, industrial controls, power line broadband broadcast and commercial electronics.

Gross Margin

      The following table presents our gross margin and the percentage to total revenues (dollars in thousands):

------------------------------------------------------------------------------------------------------------------
(Dollars in 000's)  For the Three months     For the Three months     For the Nine months      For the Nine months
                    ended                    ended                    ended                    ended
                    September 30             September 30             September 30             September 30
                    2003                     2002                     2003                     2002
------------------------------------------------------------------------------------------------------------------
Gross margin          $(411)                   $(417)                 $(1,104)                  $(2,915)
------------------------------------------------------------------------------------------------------------------
Gross margin rate     (27.2)%                  (23.4)%                  (25.5)%                  (105.7)%
------------------------------------------------------------------------------------------------------------------

      In 2000 and 2001, the Company invested approximately $8,500,000 in plant and equipment, leased an 80,000 square foot facility in which to place the factory, and hired a staff to operate a high-tech, top-of-the-line manufacturing facility. This was done in anticipation of meeting the demand presented by the telecom industry. Even though the telecom business declined rapidly in 2002 and 2003, the Company was left with underutilized facility, equipment, and human resources. At the time it was anticipated that the existing investment could support up to $40,000,000 in revenue per year. Significant reductions in capital spending by service providers reduced sales volumes across all product lines and services. As such the company incurred significant unabsorbed fixed costs. The net change in unabsorbed fixed costs as well as all other factors affecting gross margin, including changes in geographic and product mix, negatively affected the gross margin rate for fiscal 2003 and 2002. It is anticipated that greater volume in the last quarter of 2003 will reduce the under absorption of fixed costs.

------------------------------------------------------------------------------------------------------------------
(Dollars in 000's)              For the Three         For the Three         For the Nine months   For the Nine
                                months ended          months ended          ended                 months ended
                                September 30          September 30          September 30          September 30
                                2003                  2002                  2003                  2002
------------------------------------------------------------------------------------------------------------------
Selling, general and
 Administrative ("SG&A")
 Expenses                       $  461                 $  747               $1,382                $2,383
------------------------------------------------------------------------------------------------------------------
Depreciation and Amortization      353                    364                1,059                 1,088
Expense
------------------------------------------------------------------------------------------------------------------
Interest Expense                   152                     74                  423                   257
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Operating Expenses              $  966                 $1,185               $2,864                $3,728
------------------------------------------------------------------------------------------------------------------

SG&A Expenses

      SG&A expenses decreased by 23.2% during the nine months ended September 30, 2003 compared to the same period in 2002, and by 18.6% for the three month period ended September 30, 2003 compared to the same three month period in 2002. SG&A expenses are on a pace to decrease by 30.6% in 2003 when compared to 2002. In 2002, SG&A expenses were reduced from headcount reductions and other cost savings initiatives that limited discretionary spending. The headcount reductions started in 2002 continued in effect in 2003.

Depreciation and Amortization Expenses

      The company invested almost $8,500,000 in plant and equipment by the end of 2001. The depreciation expense for the nine-month period ended September 30, 2003 was approximately $1,058,000, which compared to the same nine-month period ended in 2002 was flat. The expense for the three month period ended September 30,2003 was almost the same amount as the same three month period ended in 2002. As no significant assets have been purchased since early 2002, depreciation expense has peaked and is now expensing at the 2002 rate of depreciation.

Interest Expenses

      Interest expense for the nine-month period ended September 30, 2003 and September 30, 2002 was $ 422,791 and $ 256,839 respectively. Interest expense for the three-month period ended September 30, 2003 and September 30, 2002 was $ 151,913 and $ 73,586 respectively. The interest was driven from bank loans financing equipment, a line of credit and increased use of convertible notes to finance Company operations.

Liquidity and Capital Resources

Operating Activities

      Net cash used in the nine months ended September 30, 2003 was $2,743,003. This was primarily from a net loss of $3,824,720. Of that loss, $1,058,993 was depreciation expense, $223,052 was reduction in inventories and $423,063 from the increase in accounts payable and accrued expenses. However, increasing receivables by $110,142 and the increase in deferred revenue by $633,596 as well as use of cash to increase other current items by $62,150 offset those items. Net cash used in the nine months ended September 30, 2002 was $5,228,120. This was primarily from a net loss of $6,618,186. Of that loss, $1,087,679 was depreciation expense, $499,317 was reduction in taxes receivable and $1,404,451 from the increase in accounts payable and accrued expenses. However, increasing receivables by $1,378,454 and the increase of deferred revenue by $221,633 as well as use of cash to increase other current items by $291,893 offset those items. Investing Activities

      Net cash was provided in the nine months ended September 30, 2003 of $911,405. This was from the utilization of a fully secured rental deposit of $917,270 and the use of $5,865 to purchase assets. In the nine month period ended September 30 2002, net investment cash of $99,522 was used to purchase fixed assets.

Financing Activities

      In the nine months ended September 30, 2003, net cash of $1,877,190 was provided from the issue of convertible debt of $698,004 and from the proceeds of the net of further debt issues of $181,119 and the proceeds of capital transactions of $998,067, In the nine months ended September 30, 2002, net cash of $5,208,352 was provided from the issue of convertible debt of $5,472,443 and provided from the issue of new common stock of $580,524 and used to pay down debt of $921,322, as well as short term financing of $76,707.

ITEM 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have each independently concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings. There are no material legal proceedings to which the Company is a party or to which any of its assets or properties are subject.

ITEM 2. Changes in Securities. On July 17, 2003, the Company filed a certificate of amendment to its certificate of incorporation wherein (i) the name of the Company was changed to LMIC, Inc. (the "Name Change") and (ii) the previously authorized and issued 99,952,374 shares of Common Stock were converted into 1,499,999 shares of Common Stock at a ratio of .01500715135 of a share of Common Stock for each share of Common Stock then issued (the "Reverse Split").

ITEM 3. Defaults Upon Senior Securities. None.

ITEM 4. Submission of Matters to a Vote of Security Holders. A majority of the voting power of the common stock gave written consent for the following actions:

      (1) the approval of an amendment to the Company's Certificate of Incorporation to change the name of the Company to "LMIC, Inc.";

      (2) the approval of the Reverse Split; and

      (3) the approval of a stock option plan for key personnel of the Company.

      An Information Statement was filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, on June 18, 2003 setting forth these proposals. Pursuant to Rule 14c-2 under the Exchange Act, these proposals did not become effective until 20 days after the date the Information Statement was mailed to the stockholders. The Information Statement was mailed on June 18, 2003 and the proposals therein became effective on or about July 9, 2003. On July 17, 2003, the Company filed an amendment to its certificate of incorporation setting forth the Name Change and the Reverse Split.

ITEM 5. Other Information. As of May 1, 2003, LMIC, Inc., Linsang Acquisition Corp. ("LAC"), Linsang Manufacturing, Inc. ("Linsang"), and certain major stockholders of LMIC and Linsang entered into an Agreement and Plan of Reorganization, as amended ("Merger Agreement") pursuant to which LAC merged with and into Linsang (the "Merger"). On July 17, 2003, the transactions contemplated by the Merger Agreement were consummated. Pursuant to the Merger Agreement, stockholders of Linsang exchanged their shares for shares of Common Stock of LMIC. Following the conversion of shares by Linsang's stockholders, such stockholders now own approximately 85% of the outstanding shares of Common Stock of LMIC on a fully diluted basis and stockholders of LMIC before the Merger own approximately 15% on a fully diluted basis.

      As part of the Merger, the former director of LMIC, Abe Grossman, resigned and was replaced by the following directors: Kwok Li, Luis Negrete, Ajit K. Medhekar and Barton Y. Shigemura.

      The following table sets forth certain information after giving effect to the issuance of securities as part of the closing of the Merger Agreement with respect to beneficial ownership of the outstanding shares of common stock of LMIC by LMIC's directors, executive officers and each person known by the Registrant to own in excess of 5% of the outstanding shares of Common Stock, and the directors and executive officers as a group. Unless otherwise noted, each person below has personal and sole beneficial ownership of the shares of Common
Stock:

                                            NUMBER OF SHARES     APPROXIMATE
                                            BENEFICIALLY         PERCENTAGE OF
NAME                                        OWNED                COMMON STOCK

Mary Faith Boyer
c/o Linsang Manufacturing, Inc.
6435 Virginia Manor Road
Beltsville, MD 20705                        0 shares                  --

Roger Cavanaugh                             0 shares                  --
c/o Linsang Manufacturing, Inc.
6435 Virginia Manor Road
Beltsville, MD 20705

Kwok Li (1)                                 7,193,248 shares           75.7%
c/o Linsang Manufacturing, Inc.
6435 Virginia Manor Road
Beltsville, MD 20705

Ajit K. Medhekar                            0 shares                  --
c/o Linsang Manufacturing, Inc.
6435 Virginia Manor Road
Beltsville, MD 20705

Linsang Partners, LLC                       5,317,787 shares          56%
6435 Virginia Manor Road
Beltsville, MD 20705

Linsang International, LP                   1,875,461 shares          19.7%
c/o Linsang Manufacturing, Inc.
6435 Virginia Manor Road
Beltsville, MD 20705

Luis Negrete (2)                            138,594 shares            1.4%
c/o Linsang Manufacturing, Inc.
6435 Virginia Manor Road
Beltsville, MD 20705

Barton Y. Shigemura
c/o Linsang Manufacturing, Inc.
6435 Virginia Manor Road
Beltsville, MD 20705                        0 shares                  --

All Officers and
Directors as a Group                        7,331,842 shares          77.1%

---------
(1)   Includes shares owned by Linsang International, LP and Linsang Partners,
      LLC

(2) Includes currently exercisable options to purchase 138,594 shares of Common Stock

Changes in Certifying Accountant

      On July 28, 2003, Wolinetz, Lafazan & Company, P.C. ("WLC") submitted their resignation as LMIC's independent accountant, to be effective July 28, 2003. The reports of WLC on LMIC's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that such reports of WLC contained an explanatory paragraph indicating that there is substantial doubt about LMIC's ability to continue as a going concern. This change in accountants was not recommended by LMIC's board of directors or an audit or similar committee. During our two most recent fiscal years and the subsequent interim period there were no disagreements with WLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of WLC would have caused WLC to make reference to the matter in its report.

      On July 28, 2003 LMIC engaged DDK & Company LLP ("DDK") as its independent auditors for its fiscal year ending December 31, 2003. During LMIC's two most recent fiscal years, and any subsequent interim period prior to engaging DDK, LMIC (or someone on its behalf) did not consult DDK regarding (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on LMIC's financial statements; or (ii) any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) under Regulation S-B or a reportable event.

      LMIC has requested WLC to furnish it with a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated July 28, 2003, is filed as Exhibit 16 to Form 8-K of LMIC.

Extension of Promissory Note

      On June 27, 2002, the Company issued a $2,000,000 convertible promissory note which bears interest at 8% and was due and payable on January 15, 2003. This note was a bridge loan from a third party. It is personally guaranteed by the majority stockholder, and can be converted into shares of the Company at a rate of $2.50 per share. At September 30, 2003, this debt included accrued interest of approximately $113,538. On November 10, 2003, this note was extended through November 28, 2003 in exchange for 300,000 shares of our common stock.

Private Placement

      In July 2003, the Company entered into an agreement with a financial advisor and placement agent to raise approximately $3 million of equity or equity-linked securities via a private placement. As of September 30, 2003, this agent raised approximately $575,000. As of November 14, 2003, a total of $975,000 has been raised in this offering, some through the placement agent and some directly through the Company. Pursuant to the agreement, a warrant to purchase up to 8% of the number of shares of common stock sold in the offering, at an exercise price equal to $1.50 per share, shall be issued by the Company to the agent as well as a cash fee equal to 8% of the gross proceeds raised by the placement agent.

Agent Representation and Confidentially Agreement

      In August 2003, the Company issued 250,000 shares of common stock, valued at $375,000 ($1.50 per share), as compensation pursuant to an agreement with an agent. The agent is to provide the Company with orders projected to be valued at approximately $20 million within 12 months. If within the 12 months the orders fall materially below $20 million, then the agent will forfeit a commensurate portion of the shares. As of September 30, 2003, the Company received approximately $300,000 of orders.

ITEM 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

11.1  Computation of Per Share Earnings

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

32 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

(b)   Reports on Form 8-K.

      On August 1, 2003, Registrant filed a Form 8-K setting forth: (i) a change in the control of the registrant as a result of the merger with Linsang Manufacturing, as described herein, (ii) the acquisition of assets as a result of the merger with Linsang and (iii) a change in the Registrant's certifying accountant.

      On September 22, 2003, Registrant filed a Form 8-K/A amending its report on Form 8- K, filed with the Securities and Exchange Commission on August 1, 2003, to update and file the financial statements and pro forma financial information required by Item 7 of Form 8-K. The financial reports filed were for Linsang Manufacturing, Inc. and consists of the Independent Auditors' Report for six months ended June 30, 2003 (unaudited) and 2002 (unaudited) and Years Ended December 31, 2002, 2001 and 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Registrant: LMIC, Inc.


Date: November 14, 2003                     /s/ Luis P. Negrete
                                            ------------------------------------
                                            Luis P. Negrete
                                            Chief Executive Officer


Date: November 14, 2003                     /s/ Roger Cavanaugh
                                            ------------------------------------
                                            Roger Cavanaugh
                                            Chief Financial Officer