Form 10QSB/A
period 2003-09-30
LMIC INC
filed 2004-04-07
CIK 946283

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

ITEM 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2003 (the "Evaluation Date") , have each independently concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures for the fiscal quarter ended September 30, 2003.

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

                                            Registrant: LMIC, Inc.


Date: April 7, 2004                         /s/ Luis P. Negrete
                                            ------------------------------------
                                            Luis P. Negrete
                                            Chief Executive Officer and
                                            Chief Financial Officer