Form 10KSB
period 2003-12-31
LMIC INC
filed 2004-04-14
CIK 946283

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to________________

                          Commission File No. 000-26186

                                   LMIC, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                A Delaware Corporation                  84-1209978
                ----------------------                  ----------
            (State or other jurisdiction              (IRS Employer
          of incorporation or organization)        Identification Number)


                            6435 Virginia Manor Road
                              Beltsville, MD 20705
                    (Address of principal executive offices)

                                 (240) 264-8341 (Registrant's telephone number)


Securities registered under Section 12(b) of the Exchange Act:
None.

Title of each class Name of each exchange on which registered Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ] Yes [ ] No

         The Registrant's revenues for the fiscal year ended December 31, 2003 was $6,140,666. The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 31, 2004, was approximately $11,619,689. Shares of common stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 Number of shares of common stock outstanding as of March 31, 2004: 17,779,719.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III -- Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's annual stockholders' meeting to be held on May 18, 2004.


         Transitional Small Business Disclosure Format (Check one):
Yes [ ]; No [ X ]

                                                 TABLE OF CONTENTS

                                                      PART I

1. Business ..................................................................................................   01
2. Properties ................................................................................................   08
3. Legal Proceedings .........................................................................................   08
4. Submission of Matters to a Vote of Security Holders .......................................................   08

                                                      PART II

5. Market for Common Equity, Related Stockholder Matters, and Small Business Issuers Purchases of
   Equity ....................................................................................................   09
6. Management's Discussion and Analysis ......................................................................   13
7. Financial Statements ......................................................................................   22
8. Changes in and Disagreements With Accountants on Accounting and Financial
   Disclosure ................................................................................................   49
8A. Controls and Procedures ..................................................................................   49

                                                     PART III

9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange
    Act ......................................................................................................   50
10. Executive Compensation ...................................................................................   50
11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
    Matters ..................................................................................................   50
12. Certain Relationships and Related Transactions ...........................................................   50
13. Exhibits and Reports on Form 8-K .........................................................................   50
14. Principal Accountant Fee and Services ....................................................................   53

    Signatures ...............................................................................................   54

                                     PART I

Item 1.  Business.

         Through our subsidiary, LMIC Manufacturing, Inc., we provide engineering design, manufacturing and ongoing installation and maintenance services to established and emerging original equipment manufacturers of complex electronic equipment. Our customers are in the networking, telecommunications, industrial and medical instrumentation markets. Projects include design services, complex printed circuit board assembly utilizing, among other techniques, advanced surface mount technology, electro-mechanical subassembly and total electronic system assembly and integration. Our services range from simple assembly, creating a product with customer-supplied materials, to a full life cycle manufacturing services from design and procurement of parts, through assembly, to delivery and maintenance in the field. We offer a full range of integrated, ISO 9001:2000-certified design, manufacturing and installation and maintenance services to provide transition from concept to product to market.

         Linsang Manufacturing, Inc. ("LMI") was incorporated under the laws of the State of Delaware in December of 1999, and began operations in January of 2000. On July 17, 2003, LMI completed a reverse merger with a wholly owned subsidiary of a publicly traded company with substantially no operations (the "Public Shell") in exchange for approximately 85% of the total outstanding shares of the Public Shell. The Public Shell changed its name to LMIC, Inc. and LMI changed its name to LMIC Manufacturing, Inc. (collectively "the Company").

         We have built what we believe to be a state-of-the-art, secure and scalable integrated information environment to allow complete visibility and effective use of critical design, quality, production and field information. This environment is made up of databases and electronic tracking systems to enable comprehensive data collection and full traceability. This system is made available to our customers via the Internet, allowing them total access to up to the current status of their project.

Industry Overview and Market

         The electronics manufacturing services (EMS) industry has experienced tremendous growth in the past decade, fueled in part by an increasing trend by original equipment manufacturers (OEMs) toward outsourcing manufacturing and by growth in the underlying electronics market. The total available market (TAM) for EMS is defined as the total cost of goods sold for electronic OEMs. Both the Gartner Group and Technology Forecasters, Inc. (TFI) forecast worldwide TAM to exceed one trillion dollars by 2004.

         A distinct trend toward outsourcing began in the 1990's as more companies were forced to rethink asset utilization and cost efficiency. This trend continues to accelerate, resulting in an increasing penetration of the overall TAM by EMS providers. We believe this increasing penetration rate is a key driver in the industry's growth. EMS penetration is higher among new manufacturing companies, which plan from the outset to outsource manufacturing and other operations outside their core competencies. We believe EMS penetration is also increasing among established OEMs as they seek to drive innovation, increase margins, manage capacity and improve their return on invested capital.

         Worldwide EMS revenue has grown from $14.0 billion in 1990 to $101 billion in 2000. Even with the economic downturn in 2001-2, EMS revenue held at $100 billion. This growth reflects, in part, EMS providers' increased penetration of the total available market from 4.6% in 1990 to 13% in 2000. TFI estimates this percentage will continue to rise and project worldwide EMS revenues at $150 billion today.

         To maintain manufacturing operations capable of supporting increasingly innovative product lines, we believe OEMs must continue to upgrade equipment and infrastructure and train and hire skilled personnel. OEMs must also be prepared to manage fluctuations in demand, including seasonality and demand surges. Outsourcing manufacturing operations provides OEMs with a way to focus capital on their core competencies, gain continuing access to leading edge manufacturing and technological resources and shed reliance on sub-optimally loaded manufacturing facilities.

         In general, the largest EMS providers serve the largest and most mature OEMs, such as Motorola, Hewlett-Packard and Cisco, and, consistent with the needs of these companies, focus on high-volume, highly efficient production of well-defined products. The rest of the EMS industry is made up of many small to medium-sized companies providing a variety of niche services. They may fill a geographic or service niche, or focus on small OEMs who do not or cannot go to the larger firms.

Growth Strategy

         We plan to grow rapidly in order to take full advantage of the increasing trend toward outsourcing. We believe we are currently positioned to compete effectively for business from smaller and middle-sized electronic equipment OEMs. Our strategy is to seek long-term relationships with OEMs seeking to outsource existing operations or to align with a long-term manufacturing partner. We work with OEMs who are finding in-house manufacturing operations to be inefficient. We will assume their staff and their infrastructure, and will offer to provide a specified period of exclusive manufacturing support, after which time we will have the right to provide our services at that location to other customers, while ensuring the initial OEM priority access to services. This will involve both acquisitions and organic growth. Our primary acquisition targets are intended to be OEMs with existing in-house manufacturing operations that meet our strategic criteria. We intend to seek organic growth through developing new customer relationships and expanding existing ones. From inception, we have focused on building scalable and flexible systems that can readily integrate new facilities, processes and personnel. We feel these efforts have prepared us operationally for our intended growth strategy.

         To minimize fluctuations in revenue streams, utilize capacity efficiently, expand our customer base and create opportunities for growth, our strategy is to target qualified customers with complex, innovative products across a diverse range of technologies. We believe that through our commitment to quality and customer service, and the value-added collaboration that follows from the close integration of our service lines from concept to product deployment and follow-on, we can expand these relationships over time.

         Our acquisition strategy attempts to target OEMs or operating divisions of OEMs with existing manufacturing operations that have a history of revenues between $50 and $500 million. Structured appropriately, we believe the OEM can achieve significantly lower production costs and enhance quality and reliability. Generally, we expect to lower our customer's product costs by restructuring acquired operations or consolidating them with our existing operations to improve efficiency and quality control, and manage capacity and inventory more effectively.

Competitive Advantages

         We believe that we provide our customers with the following competitive advantages:

         o Design Realization Services. We offer design realization services enabling us to engage very early in the design cycle, when many contract manufacturers are unwilling or unable to do so. With such an early focus on a quality design that is practical to manufacture, we believe we shorten the time to production, reduce product costs and improve quality and reliability.

         o Integrated Services. We have an integrated information environment with a goal of providing complete traceability and visibility to the customer, and that enables rigorous quality and process control. We believe our integrated services allow rapid and smooth transitions from design to production to the field.

         o Installation and Maintenance Services. When most contract manufacturers conclude their obligations upon shipping the product to the customer, we seek to begin a new phase of our relationship by offering continued field installation and maintenance services to enable efficient asset management and prolong product quality and viability.

         o OEM-Focused and Experienced Management Team. We have an experienced management team, many of whom worked together in the past at Yurie Systems or Lucent Technologies. This team worked from the perspective of an OEM, and was responsible for creating design and manufacturing capabilities to meet steep sequential growth demands in the electronics manufacturing services (EMS) sector during a time of rapid design, maturation and change.

Services

         Our services can generally be grouped into three categories:

         o Design Realization--Design and prototype services, supported by engineering, quality, and supply chain management teams brings clarity to new ideas, and enables rapid transition to:

         o Quality Volume Production (QVP)--Flexible, innovative, cost-efficient and scalable manufacturing capability, including: PCB assembly; box build; system integration; final assembly and test; optical and opto-electronic assembly; splicing; electronic and mechanical assembly; and

         o Product Integrity Services--Timely, reliable and cost-effective order fulfillment, deployment, installation, field and Return of Materials Authorization (RMA) services.

Design Realization Services

         We provide integrated design and prototyping services we believe are unique because of their close integration with our production facilities. From the start, we seek to work with customers to integrate a complete manufacturing strategy with their design requirements. By focusing from the start on manufacturability and quality, our design realization services help customers improve quality, lower cost and transition rapidly to quality volume production.

         Our design services include comprehensive engineering services, schematic consultation and support, product design, printed circuit board layout consultation and design and component sourcing. In addition, we work with customers to develop advanced test and quality assurance strategies to produce custom automated test set designs with data collection and analysis capabilities. Our professionals use state-of-the-art tools such as IDEAS, Mentor Graphic's Veribest and Solid Works CAD to provide comprehensive mechanical packaging solutions.

         Our prototyping services complete the design cycle as our engineering and manufacturing teams attempt to transform product designs into tangible prototypes, evaluate design and test specifications, and develop and document the process. We seek to establish a repeatable process with a manufacturable product that can transition smoothly into volume production.

Quality Volume Production

         We provide fully integrated turnkey manufacturing solutions to ensure timely and efficient fulfillment of requirements across a wide range of technologies. Our QVP services enable smooth transitions from new product introduction (NPI) to volume production. Manufacturing capabilities include state-of-the-art, complex printed circuit board assembly; optical and opto-electronic splicing and assembly; box build, or complete system assembly; higher level assembly and system integration; and electronic and mechanical assembly.

         We also offer customized test solutions in our drive to deliver defect-free, high quality products. Test solutions include in-circuit test, functional test, automated optical inspection (AOI) and x-ray, environment stress screening (ESS), burn-in, thermal, four-corners, reliability, RF, optical (including bit error rate) and customized product and system testing.

Product Integrity Services

         Our product integrity services provide customers with field asset management capabilities, including order fulfillment, deployment, installation and integration, field repair and upgrades, and return of material authorization
(RMA) repair and warranty service. Our technicians have extensive experience in supporting the field deployment and maintenance of large-scale, electronic system networks. They seek to deliver expert installation and integration services to enable reliable and timely turn-up and commissioning of equipment. Our continuing field services provide traceable field repair, as well as upgrade and maintenance; while our RMA services provide warranty and non-warranty shop-floor repair and maintenance.

Infrastructure and Systems

         In LMI's first year of operation (2000), we integrated facilities and equipment acquired from Lucent Technologies with personnel, systems and capabilities developed internally to meet key information management objectives. We built a scalable infrastructure of information, design, manufacturing and quality systems. We also integrated information management systems, including AgileSoft's Product Data Management System, MAPICS' Pointman ERP System, our own proprietary manufacturing data collection system (MDCS) and software to provide customers with continuous, browser-based visibility into their project and product data.

RapidInfo System

         Our services are integrated and supported by our RapidInfo System. This system incorporates both licensed and proprietary information technology to create an integrated information environment in which critical product and project data is collected and analyzed. Our RapidInfo System consists of both proprietary and licensed software products that together enable:

o Key data capture and analysis;
o Paperless process;
o Complete traceability from design through post-deployment upgrades and changes; and
o Continuous customer web-based access to data.

         Throughout the design and prototyping process, we employ licensed software tools such as Agile Anywhere to capture and manage rapidly evolving design information. Our proprietary manufacturing data collection system (MDCS) captures key production and quality information and processes data, creating a wholly paperless and traceable electronic shop-floor tracking system. Our ERP System from MAPICS provides automated materials, manufacturing and resource planning capability and captures order, account, vendor, material and shipping data. Our proprietary field asset management software allows ongoing capture and updating of configuration data after products are deployed to the field. Our RapidInfo system allows our customer to access data regarding their specific project. Data are segregated and password protected so that only authorized customer representatives can access only their data from our web page. Exclusive web access is only for customer use, and is not used in any marketing or investor-relations activities.

Other Systems

         Our systems are designed for security and reliability. We have developed redundant information systems and subjected them to various security audits. We regularly back up our information systems and subject them to a virus scan. These efforts are intended to buttress the integrity and security of our information systems and the data stored in them, and to minimize the potential for loss in the event of a disaster. Our facilities have reserve power generating systems to prevent the loss of product and minimize downtime in the event of shortages. We have developed a comprehensive disaster recovery plan and have in place an insurance program that we review and adjust annually to meet our business requirements.

Minority Business Advantage

         As a certified minority business enterprise (MBE) with the Maryland/DC Supplier Development Council, we have a strategic advantage when competing for business in the telecommunications and defense industries. Regional Bell Operating Companies and other major original equipment manufacturers serving the telecommunications industry have signed pledges to target minimum aggregate purchases from MBEs. Very few electronic manufacturing services providers are minority owned businesses. Our status as an MBE may be particularly attractive to any original equipment manufacturer seeking to achieve minority procurement objectives.

Raw Materials

         We employ standard procurement practices and our raw material demands are generated through Material Requirement Planning / Master Production Scheduling (MRP/MPS) automated systems.

         Our procurement group uses generally available distributors and manufacturers to secure the raw materials. Generally, in the electronics industry raw materials which require a longer lead-time are ordered on "blanket orders" to ensure timely deliveries. We employ this practice when a contractual agreement with a customer is in place, while in all other cases, the material the customer specifies is ordered at the then-prevailing lead times through normal channels. All reasonable efforts are made to find alternate suppliers for hard to find items and some stocking at a minimal level may be authorized in order to prevent shortages. Exceptions can be made with customer approval to use gray market/non-franchised dealer availability when raw material lead-time exceeds customer delivery requirements. We strive to develop good relationships with our suppliers in order to build preferred status for allocated or long-lead time raw materials and attain best cost. We also seek to work with our customers to develop accurate projections of materials requirements and to develop sourcing strategies to minimize intervals between arrivals of materials and order delivery dates. We also believe our electronic systems facilitate materials planning and management efforts. We have formal procedures and work instructions in place for all material control and handling related processes, in accordance with ISO 9001:2000 requirements and company policies, procedures and goals.

Customer Mix

         We seek to limit customer specific risks through the application of our customer risk evaluation policy, under which we evaluate customers and their products for strategic fit, growth prospects and creditworthiness. This evaluation influences whether we will accept business and under what terms. We also attempt to enter into agreements with customers to share the risk of cancelled or reduced order requirements. We manage the non-customer-specific risk associated with our portfolio of customers by seeking diversity of size and technology.

1 Our customer list includes companies in a variety of industries at varying stages of the product development cycle. Represented sectors include government and defense, information security, telecommunications, high-end computing, medical, satellite and optical systems. The sales cycle averages between three and nine months. We are also an authorized central office engineering and installation vendor for Verizon. Currently, more than half of our revenue is from defense-related contracts, 30% is derived from the medical instrument market and 20% is from the telecommunications industry.

         Dependence upon any particular product or market entails a great deal of risk. If a product fails, or an industry stalls, revenue projections will be adversely impacted. For this reason, our sales team targets a varied customer base. We have made a deliberate decision to maintain this diversity in spite of potential economies of scale which we could benefit from by focusing on a particular product or industry.

Sales and Marketing

         We currently have three employees in sales and sales support, including a Vice President of Sales. We have recently contracted with a manufacturers representative organization to provide extensive coverage in the mid-Atlantic region, and have a relationship with a manufacturer's representative in New England. These organizations offer our services as part of their overall outsourcing services to OEM's and receive a commission on sales of our services. We generate qualified leads through a number of sources. In-house research has generated leads with products and profiles consistent with our strategic objectives. In addition, we work to develop strategic relationships with vendors and other sources of referrals. Our existing customers are also strong sources of referrals for our business. We intend to engage in targeted communications to continue to build a strong regional reputation. Additional marketing activities to date include development of sales materials and our website, exhibiting at regional manufacturing shows, direct sales efforts and networking through trade organizations.

Employees

         In response to market trends, we conducted three graduated reductions in force in 2002, ending with a final headcount of 46. As the market has improved, we have judiciously added staff to meet the demands of our workload. LMIC operates with a total staff of 74, all located in our Beltsville, MD facility. Of this number, we have seven executives, as well as thirty seven engineers, technicians and specialists working in manufacturing, eight professionals and technicians in our materials management department, five engineers and technicians in our quality department, nine engineers dedicated to our engineering services division, two in our sales staff, and six employees in our consolidated administrative functions.

Competition

         Our competitors may be grouped into the following categories of contract manufacturers (CMs) and OEMs: Traditional CMs, Higher-End CMs, Niche CMs, Other Service Providers and OEMs.

--------------------------------------------------------------------------------
Traditional CMs
--------------------------------------------------------------------------------

Profile This group includes the largest Tier 1 CMs with global facilities competing primarily for high-volume, low-mix work. Tier 1 CMs provide highly efficient production of well-defined products and typically focus on consumer products, PCs and other commoditized products. This business requires tremendous volume to generate sufficient profits and cash flow.

--------------------------------------------------------------------------------
Sample Companies Solectron, Sanmina, Flextronics, Celestica
--------------------------------------------------------------------------------
Traditional       CMs are not presently seen as significant direct competition.
                  Their current business models make it difficult to support moderate volume production. Rather than building new capabilities, such as design and post-production services, or broad-based information services, we believe these CMs are likely to acquire competitors who meet a market need. These companies have a history of acquiring niche players that have innovative services or are in unpenetrated markets.

--------------------------------------------------------------------------------
Higher-End CMs
--------------------------------------------------------------------------------
Profile These companies have developed strong engineering front-ends and high-end manufacturing facilities, and focus more heavily on complex products than do typical CMs. However, as they expand through acquisition and establish a greater global presence, these companies have embraced more commoditized production. They do not appear to have invested heavily in robust field and information services.

Sample Plexus, Pemstar Companies
--------------------------------------------------------------------------------
Although these CMs will likely compete more directly with us for business, these providers have recently relied more on adding larger programs to support their increasing revenue objectives. They do not typically compete for post-production services nor do they provide the same level of integrated information services.

--------------------------------------------------------------------------------
Niche CMs
--------------------------------------------------------------------------------
Smaller, generally serving only a particular geographic region or providing a Profile high degree of expertise in one particular type of process or sector. Typically, these companies do not provide a full range of services.
--------------------------------------------------------------------------------
Sample EIT, Patapsco, Zentech Companies
--------------------------------------------------------------------------------
Niche CMs are not seen as a significant threat to our business, as typically these companies meet only a regional need or provide a narrowly focused service addressing a discrete, well-defined need. Niche CMs generally do not attempt to provide the integrated services we offer. Currently, the mid-Atlantic region is served primarily by this type of CM.

Service Shops
--------------------------------------------------------------------------------

Profile Variation of Niche CM. Focus on design or installation services, but without production capability.
--------------------------------------------------------------------------------

Service shops are not seen as a significant threat. Like Niche CMs, they have a very different business model and face significant barriers to developing manufacturing or full-service capabilities.
--------------------------------------------------------------------------------
OEMs
--------------------------------------------------------------------------------

Profile Vertically integrated OEMs with in-house design, new product introduction and manufacturing capabilities.


         We believe OEMs to be our most significant competitor, as more than 70% of all electronics manufacturing remains in-house. While we believe the trend is distinctly toward outsourcing, many of these OEMs are still struggling with the decision to transition manufacturing to CMs. If a CM provides full services and integrated information, in addition to providing efficient and predictable production, OEMs can decide in favor of outsourcing with more confidence. We believe we are uniquely positioned from the standpoint of geography and capability to partner with OEMs once these decisions have been made.

Technical Capabilities

         We manage our operations from Beltsville, MD within 80,000 square feet of high-tech facilities strategically located in the mid-Atlantic technology region. We currently have approximately 74 employees, nearly one-quarter of whom are engineers. Our headquarters houses state-of-the-art surface mount capabilities using Siemens pick-and-place equipment, in addition to optical splicing, assembly and test facilities; box build capability; as well as systems integration, design and prototyping functions. Serving over twenty different customers, including US government contractors, we provide a wide array of technical capabilities. These include:

         o Agile Configuration and Product Data Management; o Automated Data Collection & Warehousing;

         o Automated Test and Quality Tracking; o Burn-In Facilities, over 50 Degrees C.;

         o Class 10,000 Clean Facilities/ Class 100 Space; o Comprehensive Test Capabilities; o Electronic Shop-Floor Tracking Systems;

         o Engineering Expertise--component, design, electrical, mechanical, PCB, quality assurance, software, test;

         o        ESD Controlled, Secure Facilities;

         o        Integrated Information Systems;

         o        Leading-Edge SMT, Optical Splicing, and Test Equipment;

         o        Mapics Pointman ERP System;

         o        Powerful Design and PCB Layout Tools; o Rapid Prototyping
                  Facilities;

         o        Shop Floors with -48V DC Power Bus;

         o        Supply-Chain Management;

         o        Web-Based Customer Collaboration Tools; and o Web-Enabled
                  Transactions.

ISO 9001 Certification

         We are ISO 9001:2000 quality certified for the design, manufacture and service of electronic equipment, one of the few contract manufacturing service
(CMS) providers in the region with such certification. Our systems, processes, and controls were all stringently evaluated in the certification process. Successful certification indicates that our processes and procedures are defined and implemented to ensure consistently high quality products, while operations are all documented and easily repeatable. As an ISO 9001:2000 CMS, our services are in demand by makers of high-end electronics.

Research and Development

         LMIC Manufacturing, Inc., our wholly owned subsidiary, is a manufacturing company, and provides full service R&D capabilities for our customers. Our engineering services include software, hardware, and mechanical design. We also support product improvement, reengineering for manufacturability for our customers. We support the RapidInfoTM , proprietary software that supports all manufacturing functions within our operations. We do not conduct independent, self-funded research and development.

Offices and Facilities

         In 2001, we designed and built a custom, state of the art manufacturing facility and in the fall of 2001 we moved all our operations to that location. Our plant is custom designed and built in a 80,000 square foot facility, which includes the latest equipment for surface mount technology and fiber optics manufacture. We have a 10-year lease extending through June 30th, 2011, with monthly payments of $75,747.00 per month.


Item 2. Description of Property.

         LMIC, Inc. owns no real property. We are located at 6435 Virginia Manor Road in Beltsville, Maryland. The Company rents office, production and warehousing facilities in Beltsville, Maryland under an operating lease arrangement expiring in 2011. Future payments under this operating lease through 2011 are approximately: $1,003,000; $1,043,000; $1,085,000; $1,128,000;
$1,173,000; $1,220,000; $1,269,000; and $647,000.

         The Company does not have any investment policies with respect to investments in (i) real estate or interests in real estate, (ii) inevstments in real estate mortgages and (iii) securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

         LMIC is currently not involved in any real or threatened legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

         There were no matters submitted for stockholders' vote during the fourth quarter of the fiscal year 2003.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Small Business Issuers Purchases of Equity.

                             MARKET FOR COMMON STOCK

         As of March 31, 2004, there were approximately 494 record owners of our common stock, which is traded on the OTC Bulletin Board under the symbol "LMII". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ending ...                  High                Low
------------------                  ----                ---
3/31/02  .........                  $.001               $.001
6/30/02  .........                  $.05                $.001
9/30/02  .........                  $.05                $.001
12/31/02 .........                  $.005               $.001
03/31/03 .........                  $.015               $.005
06/30/03 .........                  $4.00               $.867
09/30/03 .........                  $6.25               $2.00
12/31/03 .........                  $2.50               $1.55
3/31/04  .........                  $2.90               $1.50

         Holders of common stock are entitled to receive dividends as may be declared by our Board of Directors and, in the event of liquidation, to share pro rata in any distribution of assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. We have not paid any dividends and do not have any current plans to pay any dividends. Our convertible notes issued in March 2004 restrict our ability to pay dividends. In addition, the terms of the indebtedness of our wholly owned subsidiary, LMIC Manufacturing, Inc., restrict the subsidiary's ability to pay dividends to us, which has the effect of precluding us from paying dividends with respect to our common stock.

         The following table sets forth information relating to securities authorized for issuance under our equity compensation plans as of December 31, 2003.

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                              Weighted-average exercise
                                Number of securities to be      price of outstanding         Number of securities
                                  issued upon exercise of       options, warrants and      remaining available under
        Plan category              outstanding options,                rights              equity compensation plans
                                    warrants and rights                                      (excluding securities
                                                                                           reflected in column (a))
                                            (a)                            (b)                        (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
  Equity compensation plans
 approved by security holders             770,078                       $1.93                      1,229,992
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
 approved by security holders                0                            0                            0
------------------------------- ---------------------------- ---------------------------- ----------------------------
            Total                         770,078                       $1.93                      1,229,992
------------------------------- ---------------------------- ---------------------------- ----------------------------

                     Recent Sales of Unregistered Securities

         The number of shares in this Item 5 has not been adjusted to reflect our reverse stock split that occurred in July 2003.

We made the following unregistered sales of securities in 2001:

         In January 2001, we granted a stock option to purchase 100,000 shares of common stock at an exercise price of $.01 per share. The stock option was exercised immediately. We believe that such option was granted without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

         In January 2001, we issued a warrant to purchase common stock at an exercise price of $.10 per share. We believe that such warrant was granted without registration pursuant to the exemption from registration contained in
Section 4(2) of the Securities Act.

         During the year ended December 31, 2001, we issued 2,650,000 shares of common stock valued at $77,550 as settlement of accrued liabilities to two creditors. We believe that such shares were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

         Effective as of May 7, 2001, we consummated various note modifications and release agreements ("Note Modifications") with certain holders of our outstanding convertible notes. Six such holders held an aggregate of $2,250,000 in principal plus $106,376 of accrued interest excluding any penalty or default interest of the Company. Additionally, some of the holders had earlier received warrants to purchase common stock. Pursuant to the Note Modifications, the holders agreed to the full satisfaction and payment of the convertible notes and cancellation of the warrants in exchange for our issuing an aggregate of 24,566,384 shares of common stock and delivering cash payments in the amount of $605,971 in reduction of the outstanding amounts due under the convertible notes. We believe that such shares were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

We made the following unregistered sales of securities in 2002:

         In April 2002, we issued three convertible notes aggregating $734,166 principal amount to Laurus Master Fund Ltd., which at the time was our controlling shareholder. The Convertible Notes were issued in exchange for the assignment of certain promissory notes receivable. The convertible notes were issued without registration in reliance on Section 4(2) of the Securities Act.

We made the following unregistered sales of securities in 2003:

         February 2003 Laurus Placement. In February we issued a $2 million principal amount promissory note to Laurus Master Fund Ltd., which at the time was our controlling shareholder. The proceeds of the promissory note were used to extend a loan in equal amount to Linsang Manufacturing, Inc. ("LMI"). The promissory note was issued without registration in reliance on Section 4(2) of the Securities Act.

         February 2003 Laurus Conversion. In February we issued 65,152 shares of common stock to Laurus Master Fund Ltd., which at the time was our controlling shareholder, in exchange for certain convertible notes. The shares of common stock were issued without registration in reliance on Section 4(2) of the Securities Act.

         Merger with Linsang Manufacturing Inc. On July 17, 2003, we issued 7,996,900 shares of common stock to the 19 stockholders of LMI pursuant to the terms of an Agreement and Plan of Reorganization, as amended, by and among us, a wholly owned subsidiary of ours, and Linsang Manufacturing, Inc. As a result of the merger and the issuance of our stock, LMI became our wholly owned subsidiary. The shares of common stock were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

         August 2003 Commission Stock. On or about August 14, 2003, we issued 250,000 shares of Common Stock to an agent of the Company in connection with providing the Company with orders projected to be valued at $20 million within 12 months. As of April of 2004, the Company had received approximately $1,400,000 of orders. The shares of common stock were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

         October 2003 Placement. On October 2, 2003 we held a final closing on the sale of 650,000 shares of common stock. The shares were sold to accredited investors for $1.50 per share, resulting in gross proceeds to the company of $975,000. Jesup & Lamont Securities Corporation acted as placement agent and received $40,000 as cash compensation, as well as 25,000 shares of common stock. The common stock does not have registration rights attached. The shares of common stock were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

         Whiton Note. On October 28, 2003, we executed a five-year promissory note in favor of Rod Whiton for up to $1,000,000. To date, Mr. Whiton has only advanced us the sum of $21,000. Interest is at 3% per annum and is due and payable annually either in cash or in the form of shares of our common stock at a 5% discount to the market price of the common stock based upon an average of the last sale prices of the common stock during the 30 trading days prior to the date of determination. We have the option to pay interest in cash or in common stock. At any time prior to the maturity date, Mr. Whiton may convert the note into restricted shares of common stock or preferred stock (if available) at $25 per share. The promissory note was issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

         November 2003 Receivables Financing. On or about November 20, 2003, we issued a $4,000,000 principal amount Amended and Restated Convertible Note (the "Laurus Note") to Laurus Master Funds, Ltd., our former controlling shareholder and a continuing creditor. The Laurus Note amended a previously outstanding $2,000,000 promissory note and is secured by a pledge of substantially all of our assets. The Laurus Note is convertible into common stock, subject to the satisfaction of certain conditions, at the rate of $2.50 per share. In connection with the issuance of the Laurus Note we also issued warrants to purchase 64,000 shares of common stock to Laurus Master Funds, Ltd. The convertible notes and the warrants were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

         The Registrant made the following unregistered sales of Securities in 2004:

         Jesup & Lamont Warrants. In 2004, we issued warrants to purchase 28,000 shares of common stock to Jesup & Lamont representing 8% of the shares sold in the October 2003 private placement. The shares of common stock were issued without registration pursuant to the exemption from registration contained in
Section 4(2) of the Securities Act.

         InteSec Shares. In 2004 we issued shares of common stock pursuant to the terms of an Independent Contractor Agreement, dated November 19, 2003. Under the terms of the Independent Contractor Agreement, the Company had the option to pay certain sums due under the contract in either cash or stock (with the amount of stock to be issued subject to a formulaic price set forth in the contract). The shares of common stock were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

         January 2004 Private Placement. On or about January 15, 2004, we sold 4,048,675 shares of common stock and warrants to purchase an additional 4,048,675 shares of Common Stock at an exercise price of $1.50 per share. The securities were sold in a private placement to purchasers with whom we had had substantial contacts prior to the filing of the registration statement and whom we reasonably believe to be accredited investors. The purchasers represented and warranted in the purchase agreement, among other things, that such purchasers were "accredited investors" and were not purchasing as a result of a general solicitation. The shares of common stock and warrants were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. We paid a placement fee of $147,000 to Ashendon Finance and Company, SA.

         Debenture Private Placement. On or about March 13, 2004, we sold $5 million aggregate principal amount of convertible debentures (which are convertible into common stock at the rate of $2.468 per share) and warrants to purchase 810,373 shares of common stock for an aggregate purchase price of $5,000,000. The proceeds of the private placement are held by a custodian and pledged to secure repayment of the debentures until such time as the debentures are repaid or converted into common stock. The securities were sold in a private placement to purchasers with whom we had had substantial contacts prior to the filing of the registration statement and whom we reasonably believe to be accredited investors. The purchasers represented and warranted in the purchase agreement, among other things, that such purchasers were "accredited investors" and were not purchasing as a result of a general solicitation. The debentures and warrants were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. Omicron was paid a fee of $40,000 for this transaction.

         March 2004 Private Placement. On or about March 20, 2004, we sold 3,116,667 shares of common stock and warrants to purchase an additional 3,116,667 shares of common stock at an exercise price of $1.50 per share. The securities were sold in a private placement to purchasers with whom we had had substantial contacts prior to the filing of the registration statement and whom we reasonably believe to be accredited investors. The purchasers represented and warranted in the purchase agreement, among other things, that such purchasers were "accredited investors," were not purchasing as a result of a general solicitation and either had substantial contact with us prior to the filing of this registration statement, or were introduced to us by a purchaser who had had substantial contact with us prior to the filing of the registration statement. The shares of common stock and warrants were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. We paid a placement fee of 5% of proceeds raised, in the form of cash and equity to Joel Brownstein.

Item 6. Management's Discussion and Analysis.

         The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report.

         Linsang Manufacturing, Inc. ("LMI") was incorporated under the laws of the State of Delaware in December of 1999, and began operations in January of 2000. On July 17, 2003, LMI completed a reverse merger with a wholly owned subsidiary of a publicly traded company with substantially no operations (the "Public Shell") in exchange for approximately 85% of the total outstanding shares of the Public Shell. The Public Shell changed its name to LMIC, Inc. and LMI changed its name to LMIC Manufacturing, Inc. (collectively "the Company").

         The reverse merger transaction was accounted for as a recapitalization of LMI and, accordingly, our consolidated financial statements contain the historical results of operations of LMI for periods prior to July 17, 2003, and the results of operations of the combined entities, from July 17, 2003 through December 31, 2003. The stockholders' equity (deficiency) has been restated to give effect to recapitalization and reverse acquisition transactions.

         Initially, operations were headquartered in space leased from Lucent Technologies in their Landover, Maryland facilities. In November of 2001, LMI took occupancy of a newly renovated state-of-the-art manufacturing facility in Beltsville, Maryland. We have built what we believe to be a state-of-the-art, secure and scalable integrated information environment to allow complete visibility and effective use of critical design, quality, production and field information. This environment is made up of databases and electronic tracking systems to enable comprehensive data collection and full traceability. This system is made available to our customers via the Internet, allowing them total access to up to the current status of their project.

         Operations began with the intent of becoming a manufacturer to other privately held, affiliated companies, with very little revenue generated from non-affiliated customers. For the most part, the telecom market drove those companies. Beginning in fiscal 2001, the global telecommunications market deteriorated, reflecting a significant decrease in the competitive local exchange carrier market and a significant reduction in capital spending by established service providers. This trend intensified during fiscal 2002. As the telecom market continued its downward trend we transformed ourselves into a contract manufacturer and rapidly obtained other contract opportunities in diversified electronic industries such as medical instrumentation, homeland security, and power management.

         In February 2003, LMI began discussions with Laurus Master Fund, Ltd., ("Laurus") to effect a "reverse merger" transaction with Cheshire Distributors, ("Cheshire") a shell company in which Laurus Master Fund was a majority stockholder. As part of this transaction, pursuant to a security agreement, the Company granted a security interest in its assets to Laurus. Cheshire loaned $2,000,000 to LMI, in exchange for a term note from LMI to Cheshire in the amount of $2,000,000. See footnote 5 "Debt" of the attached financial statements for more information on this transaction.

Results of Operations

Revenues

         Our revenues for the year ended December 31, 2002 were approximately $3,319,000, a decrease of approximately 54% as compared to the prior year. This decrease was attributable to the sustained deterioration of the telecommunications industry. Revenues for the year ended December 31, 2003 were approximately $6,141,000, an increase of approximately 85% when compared to 2002. Management attributes this increase to its efforts to diversify away from the telecommunications market and its concentration on establishing the Company as a quality contract manufacturer.

         LMIC's revenue profile has changed dramatically over the last three years. Starting with essentially one telecom equipment customer in 2001, we now have over 30 customers in various fields, such as defense electronics, medical technology, industrial controls, power line, broadband broadcast and commercial electronics. In 2002, of the $3,219,000 in revenue, $630,717 was attributable to engineering services, and $2,588,283 was attributable to the manufacture of our customers' product. In 2003, of the $6,141,000 in revenue, $1,575,236 was attributable to engineering services, and $4,565,764 was attributable to the manufacture of our customers' product. We have built a small sales team with heavy dependence on outside independent sales representatives. This strategy has allowed us to replace the lost telecom revenue with a diverse customer base. We expect to continue to focus on sales and generate revenue growth. The Company currently has in excess of $8,000,000 of sales orders expected to be completed and shipped by August 2004.

         Revenue generated from sales to related parties (each of which is owned or operated by Mr. Kwok Li, our Chairman) has decreased as a percentage of sales from approximately 96% for the year ended December 31, 2001 to approximately 33% for the year ended December 31, 2003. Included in sales to related parties for the years ended December 31, 2003 and 2002 is approximately $636,000 and $543,000 of shipments and services for which the Company had received advance payment. Advanced payments are reflected as deferred revenue.

         The following table represents sales to affiliates sales and such sales as a percentage of total sales.


--------------------------------------- -------------------------------------------------------------------------------------
                                                           Year Ended December 31, (Numbers in Thousands)
--------------------------------------- -------------------------------------------------------------------------------------
                                             2003        Percentage       2002       Percentage      2001       Percentage
--------------------------------------- --------------- -------------- ------------ ------------- ------------ --------------
Sales to Related Parties                $2,051           33%           $  933        28%          $5,016        96%
--------------------------------------- --------------- -------------- ------------ ------------- ------------ --------------
Sales to Non - Related Parties          $ 4,090          67%           $ 2,386       72%            $234         4%
--------------------------------------- --------------- -------------- ------------ ------------- ------------ --------------
Total Sales                             $ 6,141         100%           $3,319       100%          $5,250       100%
--------------------------------------- --------------- -------------- ------------ ------------- ------------ --------------

Gross Margin

         Our gross margin for the year ended December 31, 2003 was a gross loss of $(1,645,538) or (26.8%) of sales as compared to a gross loss of $(2,923,619) or (88.1%) of sales for the year ended December 31, 2002. Management attributes this decrease in the gross loss to the increase in revenue, better utilization of our workforce, and the realization of better profit margins on various proto-type contracts. Gross margins were also enhanced by the consolidation of our operation into the Beltsville facility and the termination of the lease obligation from the Landover facility.

         We invested approximately $8,600,000 in plant and equipment, leased an 80,000 square foot facility in which to place the factory and hired a staff to operate a high-tech, top-of-the-line manufacturing facility. This capacity allows us to bid on the defense manufacturing market, as well as electronics goods.

         It is anticipated that 2004 will provide positive gross margin due to increased sales to existing and new customers, as well as new defense-related business.

Operating Expenses

         During 2003, we worked closely with our customers to position the full breadth of our products and services, significantly reducing our cost structure. During the year ended December 31, 2003, we were able to reduce operating expenses as compared to the expenses for year ended December 31, 2002.

         Total operating expenses for 2002 were $5,039,590. The total operating expenses for 2003 were $3,243,648, which reflects managements' effort to control and reduce operating costs. The decrease in operating costs of approximately $1,796,000 or 36% includes decreases in payroll and related expenses of approximately $704,000, occupancy cost of approximately $670,000, and bad debt expense of approximately $145,000. These decreases are the results of better utilization of the workforce, the settlement concerning the Landover facility, and diversification of customer base outside of the telecom industry.

         In 2002, we completed construction of our leasehold improvements and put into operation its current facility in Beltsville, MD. As a result of occupying this facility, our SG&A expenses increased by 20.7% during 2002 as compared with 2001. Approximately $750,000 of the increase in 2002 was due to increased square footage and utility expenses associated with the current facility.

Rental Income

         During 2003, we entered into three subleases with related entities. These subleases generated approximately $195,000 of income. The subleases are expected to expire in January through March 2004. We have extended these leases on a month-to-month basis.

Interest and Other Debt Expense

         Interest expense for the year ended December 31, 2003 aggregated approximately $1,010,000 as compared to $370,000 for the year ended December 31, 2002, an increase of $640,000 or 173%. This increase is a attributed to the issuance of 300,000 shares of our $.001 par value stock valued at $1.50 per share, aggregating $450,000, in connection with a modification of loan payment terms (see note 5 to the financial statements). The remaining increase is primarily attributed to increased borrowings.

Application of Critical Accounting Policies

         The financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations. The impact of changes in the estimates and judgments, pertaining to receivables and inventories is directly reflected in the operating loss.

         We have discussed the application of these critical accounting policies with our Board of Directors and the Audit and Finance Committee. We have adopted new accounting policies over the past three years. See Note 2 to the financial statements for recent accounting pronouncements.

Receivables

         We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. At December 31, 2003 and 2002, the receivables of $673,723 and $308,105, respectively, included reserves of $46,161 and $45,076, respectively. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial condition, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and re-evaluated and adjusted as additional information is received.

Inventory Expenses

         We are required to state inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare these with the current or committed inventory levels.

Revenue Recognition

         We recognize revenue for manufactured products when title and risk of loss have transferred to the buyer. Amounts received in advance of shipment are recorded as deferred revenue. Revenue and profits related to product design and development contracts, which are short-term in duration, usually less than three months, are recognized as stages or deliverables, as defined by customer contracts, are achieved. Revenue and profits for installation service are recognized at stages or completion of the installation, as defined by the contract. Maintenance revenue is recognized either on a monthly basis, if the customer is on a retainer, or upon completion of the maintenance performed in the field or on premises.

Deferred Occupancy Cost

         We have entered into operating lease agreements for our corporate office and warehouse, some of which contain provisions for future rent increases, or periods in which rent payments are reduced (abated). In accordance with generally accepted accounting principles, we record monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to "deferred occupancy cost," which is reflected as a separate line item in the accompanying balance sheet.

Income Taxes

         We account for income taxes by utilizing the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

Stock-Based Compensation

         We account for stock-based compensation plans utilizing an intrinsic value approach pursuant to the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation costs are not recorded in net income for stock options granted under these plans as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Legal Contingencies

         We may be subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to the environment, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. At December 31, 2003 there are no outstanding legal proceedings, nor are there any reserves established.

Liquidity and Capital Resources

Operating Activities

         Net cash used by operations for the year ended December 31, 2003 was approximately $3,605,000. The use of cash is directly attributed to the net loss of approximately $5,704,000. This loss included non-cash deductions aggregating approximately $2,213,000, consisting of depreciation of approximately $1,412,000, amortization of unearned income of $92,000, interest on convertible promissory notes of $188,000, deferred occupancy costs of $62,000, and financing and consulting cost paid in stock. Other uses of cash were evidenced by increases in accounts receivables of $367,000 and inventory of $163,000, both of which are attributed to the increase in our sales volume. The reduction in deferred revenue of $636,000 was a result of shipments of goods during the year, for which advance payments were received in 2002. These uses were offset by an increase in accounts payable of $1,041,362.

         Net cash used by operations for the year ended December 31, 2002, was approximately $6,183,000. The use of cash is directly attributed to the net loss of approximately $8,334,000. This loss included non-cash expenses aggregating $1,734,909, consisting of depreciation of approximately $1,405,000, amortization of unearned income of $46,000, interest on convertible promissory notes of $120,000, and deferred occupancy costs of $164,000. Other uses of cash were evidenced by increases in accounts receivable and inventories aggregating approximately $393,000 and a decrease in deferred revenue of $543,000. These uses were offset by the receipt of refunds of $497,000 for corporate income taxes previously paid, and an increase in accounts payable of $861,000.

         The Company's consolidated its operations into its facility in Beltsville, Maryland which the Company leases under a long-term lease expiring in 2011. The lease provides for escalating annual rent of approximately $1,003,000, $1,043,000 and $1,085,000 for the years ending December 31, 2004,
2005, and 2006. The total commitment through 2011 aggregates approximately $8,567,000. This facility affords the Company the ability to grow and is expected to accommodate sales levels of up to $100 million.

Investing Activities

         Net cash provided by investing activities was approximately $911,000 for the year ended December 31, 2003. We purchased equipment for $5,900. We reflected a cash inflow of $917,000 from rent security deposit. The security deposit was established in 2001 when a separate cash account was established to collateralize a letter of credit issued for the benefit of the landlord of our Beltsville facility. This account was liquidated in 2003 to satisfy monthly rent obligations on which we have fallen behind.

         Net cash used in investing activities was approximately $100,000 for the year ended December 31, 2002. We purchased equipment aggregating $100,000.

Financing Activities

         Net cash provided by financing activities was approximately $2,656,000 for the year ended December 31, 2003. In February 2002, we entered into a short-term $2,000,000 term note payable with Laurus Funds. In November 2003, we entered into a $4,000,000 working capital line of credit with Laurus Fund, which included a refinancing of the above-mentioned $2,000,000 short-term note and borrowed an additional $1,500,000. In August 2003, we issued a convertible promissory note for up to $1,000,000 to an individual, and at December 31, 2003, the balance received and due on this note aggregated $10,000. In February 2003, we repaid the $1,500,000 line of credit with a bank, and in December 2003, $2,000,000 of the above mentioned working capital line of credit was repaid. In July 2003, we sold, through a private placement, 650,000 shares of common stock, at a purchase price of $1.50 per share, raising $975,000. In December 2003, we sold, through a second private placement, 1,400,000 shares of common stock, at a purchase price of $1.50 per share, raising $2,100,000, which includes $100,000 of debt conversion. In addition, we converted approximately $598,000 of debt into our common stock. we have made principal payments of $337,000 on the equipment term note and reduced loans payable to related parties by $673,000 by applying approximately $650,000 of sales invoices for services provided and approximately $61,000 for rent charged. During 2003, the Company reached a settlement with the landlord of the Landover facility resulting in a reclassification of approximately $663,000 from accounts payable to an installment note payable over two years. The Company is current on this obligation.

         Net cash provided by financing activities was approximately $6,211,000 for the year ended December 31, 2002. We have made principal payments of $1,026,000 on the equipment term note during 2002. We received proceeds of $580,000 from the sale of its common stock to two individuals. In June 2002, we issued a $2,000,000 convertible promissory note, which was a bridge loan from a third party in anticipation of a private placement, which did not occur. In addition, we issued convertible promissory notes aggregating $4,352,000 to related parties.

         During 2002, we converted $5,233,000 of promissory notes issued in 2001, inclusive of interest into our common stock. In addition, during 2002, $3,379,000 of convertible promissory notes were also converted into our common stock.

         In January 2004, the Company completed a private placement with Vertical Ventures LLC, an investment firm and placement agent, raising approximately $5.9 million, before expenses, through the sale of the Company's $.001 par value common stock. A warrant to purchase additional shares of common stock at an exercise price of $1.50 per share is attached to each share.

         In March 2004, the Company completed a private placement with Aladdin Investments, LLC, an investment firm and placement agent, raising approximately $4.7 million, before expenses, through the sale of the Company's $.001 par value common stock. The private placement also includes the sale of common stock purchase warrants at a purchase price of $.01 per warrant.

         In March 2004, the Company sold in a private placement a $5,000,000 4% convertible debenture, which is due on September 11, 2006, and common stock purchase warrants to purchase 810,373 of the Company's common stock, par value $.001 per share, at an exercise price of $2.47per share. The cash proceeds of the private placement are held in a cash collateral account to secure repayment of the debenture.

         The Company is in the process of filing a registration statement under the Securities Act of 1933 to register shares to be sold by existing stockholders. The Company will not receive any proceeds from the sale of the common stock. The Company will pay for the expenses of this offering.

2 The Company is currently in violation of two financial covenants under its $5,000,000 term note payable. The Company does not comply with the minimum tangible net worth and the cash flow coverage ratios. As a result of this non-compliance the total note is classified as a current liability. The Company is current on its monthly principal payments and the bank has not requested acceleration of these payments. See note 5 of the financial statements. The Company is negotiating to restructure this debt.

Indebtedness

         The following table summarizes the terms of our principal indebtedness as of December 31, 2003 and March 31, 2004.

                                                 ($'s in $1,000's)
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Indebtedness/1/          Principal     Principal    Interest Rate      Maturity        Collateral        Conversion Feature
                         Amount at     Amount at
                         12/31/03      3/31/04
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
LMIC Manufacturing,
Inc.
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Promissory Note,       $3,088         $2,588        Prime rate +    June 1, 2005     All assets of   None
dated May 31, 2001,                                 1% per annum                     LMI
in favor of Branch
Banking and Trust
Company
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Convertible Note,      $2,242         $0            8% per annum    Upon demand      None            None (the conversion
dated June 26, 2002,                                                                                 rights have expired)
in favor of Fuel
Centers, Inc.
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
LMIC, Inc.
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Amended and Restated   $3,500         $1,500        Prime rate +    November 19,     All assets of   $2.50 per share, subject
Convertible Note,                                   .5% per annum   2006             LMIC, Inc.      to anti-dilution
dated November 20,                                                                   (other than     adjustment.  The
2003, in favor of                                                                    the security    conversion price is also
Laurus Master Fund,                                                                  for the         re-adjusted for each $1.5
Ltd.                                                                                 Convertible     million in principal
Debentures) amount converted
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Convertible Note,      $600           $600          8% per          July 17, 2005    None            100% of the average
dated July 17, 2003,                                annum.  No                                       closing price of the
in favor of Laurus                                  interest                                         common stock for the 20
Master Fund, Ltd.                                   begins to                                        days prior to September
                                                    accrue until                                     1, 2004, subject to
                                                    July 17, 2004                                    anti-dilution adjustments
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Promissory Note,       $200           $100          8% per annum    Upon demand      None            None
dated December 12,
                               2002, in favor of
Ajit K. Medhekar
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Convertible            $21            $21           3% per annum    October 28,      None            $25.00 per share, subject
Promissory Note,                                                    2008                             to anti-dilution
dated October 28,                                                                                    adjustment
2003, in favor of
Rod Whitton
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Convertible            --             $5,000        4% per annum    September 11,    A cash          $2.468 per share, subject
Debenture, dated                                                    2006             deposit of      to anti-dilution
March 11, 2003, in                                                                   $4,980          adjustment
favor of Omicron
Master Trust, Ltd.
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------

/1/ The following table represents the Company's current and future obligations under it existing debt agreements.

----------------------------------------- ----------------------------- --------------------------- ---------------------------
Indebtedness/2/                                    Short Term                   Long Term                      Total
----------------------------------------- ----------------------------- --------------------------- ---------------------------
LMIC Manufacturing, Inc.
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Promissory Note, dated May 31 2001, in                          $3,088                          $0                        $3,088
favor of Branch Banking and Trust
Company
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Settlement Agreement dated July 12,                               $209                        $440                          $649
2003, between LMIC Manufacturing, Inc.
and Lucent Technologies (Landover Lease)
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Convertible Debt
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Amended and restated Convertible Note                           $1,500                          $0                         1,500
dated November 20, 2003, in favor of
Laurus Master Fund, Ltd
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Convertible Note, dated July 17, 2003                             $200                        $400                          $600
in favor of Laurus Master Fund, Ltd.
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Convertible Promissory Note dated June                          $2,242                          $0                        $2,242
26, 2002 in favor of Fuel Centers, Inc.
Repaid 1st Quarter 2004
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Convertible Promissory Note dated                                                                                              1
October 28, 2003, in favor of Rod                                  $21                          $0                           $2
Whitton
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Totals                                                          $7,260                        $840                        $8,100
----------------------------------------- ----------------------------- --------------------------- ---------------------------

Going Concern

         We have incurred net losses of approximately $5,704,000, $8,334,000 and $9,317,000 for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, current liabilities exceed current assets by approximately $9,435,000, and total liabilities exceed total assets by approximately $6,103,000. These factors create substantial doubt about our ability to continue as a going concern. Management has been aggressively pursuing, and has successfully been able to raise much needed equity and debt financing. This success is evidenced by a new $4,000,000 revolving credit facility entered into in November 2003, a private placement, in January 2004, for the sale of our .001 par value common stock which raised gross proceeds aggregating approximately $5,900,000, a second private placement, in March 2004, for the sale of our .001 par value common stock, which raised gross proceeds of approximately $4,700,000, and a third private placement, in March 2004, where we sold a $5,000,000, 4% convertible debenture, which is due September 11, 2006. During 2004, the Company has repaid approximately $2,300,000 of 8% convertible promissory notes. It is anticipated that the Company will repay approximately $1,685,000 of installment debt during 2004. There has been no request for acceleration of the Company's equipment loan with Branch Bank and Trust Company, and the Company is aggressively pursuing the possibility of restructuring this debt. We have also made significant progress in its transformation into a contract manufacturer.

Management has consolidated operations and reduced overhead costs, as discussed above. In addition, the sales team has been aggressively pursuing sales leads as evidenced by the increased sales orders aggregating in excess of $8,000,000, expected to be completed and delivered by August 2004. It is anticipated that, with the increased sales volume and the focus of management on controlling costs, the operations will be able to generate a positive cash flow.

Item 7. Financial Statements.


                                   LMIC, INC.

                          Index of Financial Statements

FINANCIAL STATEMENTS

Independent Auditors' report                                         Page 22

Consolidated Balance Sheet as of December 31, 2003                   Page 23

Consolidated Statements of Operations for the
         Years Ended December 31, 2003 and 2002                      Page 24

Consolidated Statements of Changes in Stockholders' Equity

(Deficiency) for the Years Ended December 31, 2003 and 2002          Page 25

Consolidated Statements of Cash Flows for the
         Years Ended December 31, 2003 and 2002                      Page 27

Notes to Consolidated Financial Statements                           Page 29

                                   LMIC, INC.

                          INDEPENDENT AUDITORS' REPORT

              The Stockholders and Board of Directors of LMIC, Inc.


We have audited the accompanying consolidated balance sheet of LMIC, Inc. and its Subsidiary ("the Company") as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LMIC, Inc. and its Subsidiary as of December 31, 2003, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $5,704,000 and $8,334,000 for the years ended December 31, 2003 and 2002, respectively. At December 31, 2003, current liabilities exceed current assets by approximately $9,435,000, and total liabilities exceed total assets by approximately $6,103,000. These factors create substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. (See notes 2 and 14).




/s/ DDK & Company, LLP
New York, New York
February 26, 2004, except for note 14,
which is as of March 18, 2004

                                   LMIC, INC.

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2003


ASSETS

Current Assets
   Cash and cash equivalents                                      $     10,480
   Accounts receivable, less allowance of $46,161                      673,723
   Inventories                                                         839,446
   Prepaid and other current assets                                    375,000
                                                                  ------------
        Total current assets                                         1,898,649

Property and equipment, net                                          4,555,436
                                                                  ------------
        Total assets                                              $  6,454,085
                                                                  ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
   Current portion of long-term debt                              $  3,296,587
   Accounts payable                                                  2,479,419
   Loan payable - related parties                                      560,757
   Accrued expenses and other current liabilities                    1,045,338
   Convertible promissory notes                                      3,951,978
                                                                  ------------
        Total current liabilities                                   11,334,079
                                                                  ------------
Other Liabilities
   Long-term debt, less current portion                                440,312
   Convertible promissory notes                                        400,000
   Deferred occupancy cost                                             382,426
                                                                  ------------
        Total other liabilities                                      1,222,738
                                                                  ------------
        Total liabilities                                           12,556,817
                                                                  ------------
Commitments and contingencies

Stockholders' Equity (Deficiency)
   Common stock, $.001 par value; 100,000,000 shares
      authorized; 12,126,533 shares issued and outstanding              12,127
   Additional paid-in capital                                       16,606,912
   Retained earnings (deficit)                                     (22,721,771)
                                                                  ------------
        Total stockholders' equity (deficiency)                     (6,102,732)
                                                                  ------------
        Total liabilities and stockholders' equity (deficiency)   $  6,454,085
                                                                  ============



See Independent Auditors' Report and notes to consolidated financial statements.

                                   LMIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years Ended December 31, 2003 and 2002


                                                    2003            2002
                                               ------------    ------------
Net sales                                      $  6,140,666    $  3,318,508

Cost of sales                                     7,786,204       6,242,127
                                               ------------    ------------
Gross loss                                       (1,645,538)     (2,923,619)

Selling, general and administrative expenses      3,243,648       5,039,590
                                               ------------    ------------
Operating loss                                   (4,889,186)     (7,963,209)
                                               ------------    ------------
Other income (expenses)
   Interest and other debt expense, net          (1,009,845)       (370,460)
   Rental income                                    195,458              --
                                               ------------    ------------
         Total other income (expenses)             (814,387)       (370,460)
                                               ------------    ------------
Loss before income taxes                         (5,703,573)     (8,333,669)

Income taxes (benefit)                                   --              --
                                               ------------    ------------
Net loss                                         (5,703,573)     (8,333,669)

Retained earnings (deficit) - beginning         (17,018,198)     (8,684,529)
                                               ------------    ------------
Retained earnings (deficit) - end              $(22,721,771)   $(17,018,198)
                                               ============    ============

Net loss per common share

   Basic                                       $      (0.66)   $      (1.29)

   Diluted                                     $      (0.65)   $      (1.26)





See Independent Auditors' Report and notes to consolidated financial statements.

                                   LMIC, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                     Years Ended December 31, 2003 and 2002


                                                                           Additional
                                                 Number of                  Paid-in       Retained      Unearned
                                                  Shares       Amount       Capital       Earnings     Compensation      Total
                                                 ---------  ------------  ------------  ------------   ------------   ------------
Balance,  January 1, 2002,  as restated,
  to give effect to recapitalization and
  reverse acquisition                            4,264,696  $      4,265  $  2,679,491  $ (8,684,529)  $   (137,700)  $ (6,138,473)

Issuance of common stock                         2,613,381         2,613     9,189,878            --             --      9,192,491

Issuance of common stock - option conversion           702             1           523            --             --            524
Net loss                                                --            --            --    (8,333,669)            --     (8,333,669)

Amortization of compensation expense                    --            --            --            --         45,900         45,900
                                                 ---------  ------------  ------------  ------------   ------------   ------------
Balance at December 31, 2002                     6,878,779         6,879    11,869,892   (17,018,198)       (91,800)    (5,233,227)

Issuance of common stock, net of offering costs  3,191,707         3,192     4,733,427            --             --      4,736,619
Issuance of common stock - option conversion         1,424             1         1,259            --             --          1,260

See Independent Auditors' Report and notes to consolidated financial statements.

                                   LMIC, Inc.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (Continued)

                     Years Ended December 31, 2003 and 2002

                                                                        Additional
                                               Number of                 Paid-in        Retained       Unearned
                                                Shares      Amount       Capital        Earnings      Compensation      Total
                                               ----------  ----------   ------------   ------------   ------------   ------------
Issuance of common stock - reverse acquisition  1,499,775       1,500       (851,918)            --             --       (850,418)
Issuance of common stock - financing cost         300,000         300        449,700             --             --        450,000
Issuance of common stock - consulting services      4,848           5          7,995             --             --          8,000
Issuance of common stock - sales commission       250,000         250        374,750             --             --        375,000
Contribution to additional paid-in capital             --          --         21,807             --             --         21,807
Net loss                                               --          --             --     (5,703,573)            --     (5,703,573)
Amortization of compensation expense                   --          --             --         91,800         91,800
                                               ----------  ----------   ------------   ------------   ------------   ------------
Balance, December 31, 2003                     12,126,533  $   12,127   $ 16,606,912   $(22,721,771)  $         --   $ (6,102,732)
                                               ==========  ==========   ============   ============   ============   ============



See Independent Auditors' Report and notes to consolidated financial statements.

                                   LMIC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 2003 and 2002


                                                                  2003          2002
                                                              -----------   -----------
Operating Activities
   Net loss                                                   $(5,703,573)  $(8,333,669)
   Adjustments to reconcile net loss to net
      cash used in operating activities
      Depreciation                                              1,412,116     1,404,834
      Provision for doubtful accounts                               1,085            --
      Amortization of unearned compensation                        91,800        45,900
      Interest on convertible promissory notes                    187,993       119,838
      Deferred occupancy cost                                      62,378       164,337
      Financing costs paid in stock                               450,000            --
      Consulting costs paid in stock                                8,000            --
      Increase (decrease) in cash due to
         changes in assets and liabilities
         Accounts receivable                                     (366,703)     (288,282)
         Inventories                                             (162,935)     (104,608)
         Prepaid and other current assets                           6,654        (6,654)
         Income taxes receivable                                    2,550       496,767
         Deferred revenue                                        (636,212)     (541,916)
         Accounts payable and accrued expenses                  1,041,362       860,875
                                                              -----------   -----------
         Net cash used in operating activities                 (3,605,485)   (6,182,578)
                                                              -----------   -----------
Investing Activities
   Purchase of property and equipment                              (5,864)      (99,525)
   Security deposits                                              917,270            --
                                                              -----------   -----------
         Net cash provided by (used in) investing activities      911,406       (99,525)
                                                              -----------   -----------
Financing Activities
   Payment on line of credit                                   (1,500,000)           --
   Payment on current debt                                     (2,000,000)           --
   Proceeds from current debt                                   3,510,000            --
   Proceeds from current debt - related parties                        --       200,000
   Payment on current debt - related parties                     (673,000)           --
   Repayments of term loans                                      (336,912)   (1,026,395)
   Proceeds from issuance of convertible
      promissory notes                                            698,004     6,457,083
   Proceeds from issuance of common
      stock (net of related expenses in 2003)                   2,936,261       580,524
   Contribution to additional paid-in capital                      21,807            --
                                                              -----------   -----------
         Net cash provided by financing activities              2,656,160     6,211,212
                                                              -----------   -----------

See Independent Auditors' Report and notes to consolidated financial statements.

                                   LMIC, INC.

                     Years Ended December 31, 2003 and 2002


                                                           2003           2002
                                                       -----------    -----------
Net decrease in cash and cash equivalents                  (37,919)       (70,891)

Cash and cash equivalents - beginning                       48,399        119,290
                                                       -----------    -----------
Cash and cash equivalents - end                        $    10,480    $    48,399
                                                       ===========    ===========

Supplemental disclosure of cash paid for:
Interest                                               $   330,502    $   334,630
Income taxes                                           $      --      $      --

Noncash Transaction
Debt exchanged for common stock                        $ 1,801,618    $ 8,611,967
Recharacterized accounts payable to term loan          $   662,960    $      --
Stock issued in payment of unearned sales commission   $   375,000    $      --
Stock issued in conjunction with reverse acquisition
and the assumption of related liabilities              $  (850,418)   $      --



See Independent Auditors' Report and notes to consolidated financial statements.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002


1 - Business

The Company

Linsang Manufacturing, Inc. ("LMI") was incorporated in the State of Delaware on December 2, 1999, and commenced operations on January 1, 2000.

On July 17, 2003, LMI completed a reverse merger with a wholly owned subsidiary of a publicly traded company (Cheshire Distributors, Inc,) with substantially no operations (the "Public Shell") in exchange for approximately 85% of the total outstanding shares of the Public Shell. The Public Shell changed its name to LMIC, Inc. and LMI changed its name to LMIC Manufacturing, Inc. (collectively "the Company"). The reverse merger transaction was accounted for as a recapitalization of LMI and, accordingly, the consolidated financial statements contain the historical results of LMI and the results of operations of the combined entities, from July 17, 2003 through December 31, 2003. The stockholders' equity (deficiency) has been restated to give effect to recapitalization and reverse acquisition transactions.

The Company provides a full range of engineering, design and manufacturing services, including product development and design, materials procurement and management, prototyping, manufacturing and assembly, systems integration and testing, and after-market support in the networking and telecommunications, industrial and medical instruments markets.

Manufacturing services are provided either on a turnkey basis, where the Company procures materials required for product assembly, or on a consignment basis, where the customer supplies the material necessary for product assembly. In both cases, the Company provides materials warehousing and management services, in addition to manufacturing.


2 - Summary of Significant Accounting Policies

Principles of Consolidation

All intercompany transactions and balances have been eliminated.

Basis of Presentation / Going Concern

The accompanying financial statements have been prepared on the accrual basis of accounting and are in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. At December 31, 2003, current liabilities exceed current assets by approximately $9,435,000 and total liabilities exceed total assets by approximately $6,103,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purpose. The Company is actively pursuing financing to fund future operations (See note 14).

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002



2 - Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

Cash equivalents are highly liquid investments and have maturities of three months or less at the date of purchase.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, trade receivables, accounts payable, borrowings under the line of credit, the term loan, and the convertible promissory notes are not materially different than their carrying amounts as reported at December 31, 2003. These values represent the estimated amounts the Company would receive or pay to terminate agreements, taking into consideration current market rates and the current creditworthiness of the counterparties. The fair value of long-term debt, including the current portion, is estimated based on rates currently offered to the Company for debt of the same remaining maturities.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $46,161 at December 31, 2003.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Cost elements included in work in progress and finished goods inventory are raw materials, direct labor and manufacturing overhead.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the term of the lease.

Maintenance and repairs are charged to expense as incurred; major renewals and improvements are capitalized.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002


2 -      Summary of Significant Accounting Policies (Continued)

         Revenue Recognition

         Revenue is derived from the sale of manufactured products, installation and maintenance, as well as engineering design and prototyping services. Revenue for manufactured products is realized when title and risk of loss have transferred to the buyer. Amounts received in advance of shipment are recorded as deferred revenue. Revenue and profits related to product design and development contracts, which are short-term in duration, usually less than three months, are recognized as stages or deliverables, as defined by customer contracts, are achieved. Revenue and profits for installation service are recognized at stages or completion of the installation, as defined by the contract. Maintenance revenue is recognized either on a monthly basis, if the customer is on a retainer, or upon completion of the maintenance performed in the field or on premises.

         Deferred Occupancy Cost

         The Company has entered into operating lease agreements for its corporate office and warehouse, some of which contain provisions for future rent increases, or periods in which rent payments are reduced (abated). In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to "deferred occupancy cost," which is reflected as a separate line item in the accompanying balance sheet.

         Income Taxes

         The Company accounts for income taxes by utilizing the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

         Stock-Based Compensation

         The Company accounts for its stock-based compensation plans utilizing an intrinsic value approach pursuant to the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. At December 31, 2003, the Company had stock based employee compensation plans, which are described more fully in note 12 "Stock Option Plans".

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002


2 -      Summary of Significant Accounting Policies (Continued)

         Stock-Based Compensation (Continued)

         Compensation costs are not recorded in net income for stock options granted under these plans as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

         As required by SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB statement No. 123, the following table shows the estimated effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                   2003              2002
                                             --------------   ----------------
         Net loss, as reported               $   (5,703,573)  $     (8,333,669)

         Less:  Compensation expense                248,261             37,547
                                             --------------   ----------------
         Pro forma                           $   (5,951,834)  $     (8,371,216)
                                             ==============   ================

         Earnings (Loss) Per Share:
         Basic - as reported                 $        (.66)   $         (1.29)
                 - proforma                  $        (.69)   $         (1.30)
         Diluted - as reported               $        (.65)   $         (1.26)
                 - proforma                  $        (.68)   $         (1.27)


         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Company. Therefore, actual amounts could differ from these estimates.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002

2 -      Summary of Significant Accounting Policies (Continued)

         Concentration of Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, and trade accounts receivable. From time to time, cash balances exceed FDIC insured limits. LMI's cash and cash equivalents are managed by recognized financial institutions, which follow the Company's investment policy. Such investment policy limits the amount of credit exposure in any one issue and the maturity date of the investment securities that typically comprise investment grade short-term debt instruments.

         Concentration of credit risk results from sales and related accounts receivable for customers comprising a significant proportion of overall net sales and receivables. During the years ended December 31, 2003 and 2002, approximately 33% and 28%, respectively, of the Company's net sales were with related parties (see note 8).

         Sales Concentrations

         For the years ended December 31, 2003 and 2002, the Company made sales to one related party of $1,561,000 and $554,000, respectively, representing 25.4% and 16.7% of total sales, respectively. Sales to related parties in 2003 and 2002 aggregated 33.4% and 28.1% of total sales, respectively.

         For the years ended December 31, 2003 and 2002, the Company made sales to one unrelated customer of $2,437,000 and $1,273,000, respectively, representing 39.7% and 38.4% of total sales, respectively.

         Shipping and Handling Costs

         Shipping costs of $25,929 in 2003 and $15,377 in 2002 are included in selling, general and administrative expenses.

         Net Income (Loss) Per Share

         Per share data has been computed and presented pursuant to the provisions of SFAS No. 128, earnings per share. Net income (loss) per common share - basic is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income (loss) per common share - diluted is calculated by dividing net income (loss) by the weighted average number of common shares and common equivalent shares for stock options, warrants and convertible debt outstanding during the period.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002

2 -      Summary of Significant Accounting Policies (Continued)

         Recent Accounting Pronouncements

         New accounting statements issued, and adopted by the Company, include the following:

         In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company adopted the provisions of SFAS 143 on January 1, 2003. Its adoption did not have a material impact on the Company's consolidated financial statements.

         In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company adopted the provisions of SFAS 146, effective January 1, 2003, as it relates to nonemployee-related exit and disposal costs, primarily contract termination costs and costs to consolidate or close facilities. Adoption of SFAS 146 is not expected to have a material impact on the Company's consolidated financial statements. The Company expects to continue to account for employee-related post-employment benefit costs, including severance payments, under the provisions of SFAS No. 112, "Employer's Accounting for Post-Employment Benefits."

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS 123 and SFAS 148.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002

2 -      Summary of Significant Accounting Policies (Continued)

         Recent Accounting Pronouncements (Continued)

         In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," was issued. This interpretation requires the initial recognition and initial measurement, on a prospective basis only, to guarantees issued or modified after December 31, 2002. Additionally, certain disclosure requirements are effective for financial statements ending after December 15, 2002. There were no disclosures required of the Company in the 2002 financial statements. The adoption of this interpretation in 2003 did not have any impact on consolidated financial statements.

         In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("VIE's") was issued. This interpretation clarifies situations in which entities shall be subject to consolidation. This interpretation is effective for all VIE's created after January 31, 2003. The adoption of this interpretation did not have any impact on the Company's consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities, "which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

         Reclassification

         The 2002 financial statements have been reclassified to conform with 2003 financial statement presentation. The reclassifications had no effect on net income.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002


3 -      Inventories

         Inventories consists of the following as of December 31, 2003:

         Raw materials                                  $       514,901
         Work in progress                                       286,380
         Finished goods                                          38,165
                                                        ---------------
               Total                                    $       839,446
                                                        ===============


4 -      Property and Equipment

         Property and equipment consists of the following as of December 31, 2003:

                                                   Estimated Useful
                                                        Lives
                                                         Years

         Production and test equipment                    7        $  4,809,912
         Information and communications
            systems                                       5             792,455
         Software                                         3             856,855
         Vehicles                                         5              32,500
         Leasehold improvements                           7           1,743,195
         Furniture and fixtures                           7             182,313
                                                                   ------------
               Total property and equipment                           8,417,230

               Less:  Accumulated
                  depreciation and amortization                       3,861,794
                                                                   ------------
                                                                   $  4,555,436
                                                                   ============

         Total depreciation and amortization expense aggregated $1,412,116 and $1,404,834 for the years ended December 31, 2003 and 2002, respectively. For the years ended December 31, 2003 and 2002, approximately $847,000 and $842,000, respectively, were allocated to cost of sales.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002


5 -      Debt

         Long-Term Debt

         The Company entered into a $5,000,000 bank term loan on May 31, 2001. The loan is payable in 47 monthly principal and interest payments of $122,369, with the final principal and interest due on June 1, 2005. Interest accrues based on the bank's daily-adjusted prime rate (4.0% at December 31, 2003) plus 1.0%. The loan amount is collaterialized by substantially all the assets of the Company.

         In September and December 2003, this loan was modified to defer the monthly principal payment until January 2004. The bank debt agreements contain various covenants that, among other things, prohibit cash dividends to shareholders. The Company is in violation of the requirements to maintain minimum tangible net worth and cash flow coverage ratios. The Company is currently negotiating with the bank to restructure the current debt and the term covenants. At December 31, 2003, the term loan balance is reflected as short-term.

         The Company had available a $1,500,000 line of credit, bearing interest, payable monthly, at the bank's daily adjusted prime rate. The line of credit matured on April 3, 2003 (originally March 9, 2002), and was collaterialized by substantially all the assets of the Company. The Company repaid this line of credit on its maturity date.

         The Company also had a $900,000 letter of credit outstanding as of December 31, 2002 to comply with provisions of the lease agreement for office and manufacturing space in Beltsville, MD. The letter of credit was automatically renewed annually and was subject to a 1% annual fee. The Company was required to deposit the full amount of the letter of credit with the bank as collateral. During the year ended December 31, 2003, the landlord requested payment of the entire amount against the letter of credit in satisfaction of outstanding rent.

         In December 2003, the Company negotiated a settlement with the landlord of the Landover, MD facility for approximately $663,000, representing the back rent owed to them.

         The Company is obligated to make the following minimum principal long-term debt payments:

    Years Ending                Bank            Landover
    December 31,              Term-Loan         Facility           Total
                          -----------------  --------------   --------------
        2004              $       3,088,028  $      208,559   $    3,296,587
        2005                              -         440,312          440,312
                          -----------------  --------------   --------------
                          $       3,088,028  $      648,871   $    3,736,899
                          =================  ==============   ==============

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002


5 -      Debt (Continued)

         Convertible Debt

         During 2001, the Company issued convertible promissory notes totaling $5,110,000 to related parties, including the then majority stockholder of the Company, Mr. Kwok Li. The debt bears interest, payable annually, at the prime rate. The principal and any unpaid interest ($97,303 as of December 31, 2001) was convertible into shares of the Company's common stock on demand. In January 2002, these promissory notes, inclusive of interest of approximately $123,000, were converted into shares of the Company at a conversion rate of $3.52 as adjusted for the reverse acquisition ($.60 per share pre-reverse). During 2002, the Company issued convertible promissory notes totaling $4,352,246 to related parties, including the then majority stockholder of the Company, Mr. Kwok Li. The debt bears interest, payable annually, at the prime rate. Through December 31, 2002, $3,379,318 of this debt was converted into shares of the Company at a conversion rate of $3.52 as adjusted for the reverse acquisition ($.60 per share pre-reverse). In May 2003, $972,928 was converted at a rate of $1.52 as adjusted for the reverse acquisition ($.26 per share pre-reverse). During the year ended December 31, 2003, approximately $698,000 was received and converted at a rate of $1.52 as adjusted for the reverse acquisition ($.26 per share pre-reverse). If the stock is traded on a registered public exchange, the conversion rate is the greater of the market price at the date of the note or the market price at the conversion date. If the conversion occurs prior to the listing of the stock on a registered stock exchange, the Board of Directors shall make a good faith determination of the current value, subject to the satisfaction of the holder. On June 27, 2002, the Company issued a $2,000,000 convertible promissory note which bears interest of 8%, and was originally due and payable on October 15, 2002. This note was a bridge loan from a third party in anticipation of a private placement which did not occur. In October 2002, the note was amended to extend the due date to January 15, 2003. In 2003, the note was amended a second time to change the terms to a demand note. As consideration for the second amendment, the Company issued 300,000 shares of the Company's common stock valued at $1.50 per share or $450,000, which has been expensed and is reflected in interest and other debt expense in 2003. The note is personally guaranteed by the majority shareholder, Mr. Kwok Li, and can be converted into shares of the Company's common stock at a rate of $14.66 per share as adjusted for the reverse acquisition ($2.50 per share pre-reverse). At December 31, 2003, this debt includes accrued interest of approximately $242,000.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002

5 -      Debt (Continued)

         Convertible Debt (Continued)

         In February 2003, the Company entered into a short-term $2 million term note payable agreement with a related party, Laurus Master Funds, Ltd,. The note bears interest at 8.35% per annum and was secured by the personal guarantee of the Company's principal shareholder, Mr. Kwok Li. In November 2003, the Company entered into a $4,000,000 working capital line of credit with this related party, which included a refinancing of the $2 million short-term note payable. Principal amounts of the note may be converted into the Company's $.001 par value common stock at an exercise price of 125% of the average closing price for the twenty (20) days prior to the conversion notice. The Company shall issue additional 7 year warrants to purchase a number of shares equal to 5% of the principal being converted divided by 125% of the fixed conversion price. The line of credit accrues interest at the prime rate (4% at December 31, 2003) plus .5%1/2%. It is collateralized by all the assets of the Company and a limited personal guarantee of the principal stockholder. In conjunction with this new facility, the Company issued 7 year warrants to purchase up to 200,000 shares of the Company's common stock with an exercise price of 125% of the average closing price of the common stock for the twenty (20) days prior to the exercise notice. The warrants cannot be exercised if, on the exercise date, the exercise would result in beneficial ownership of the lender or affiliates exceeding 4.99% of the total outstanding common stock of the Company. The $2 million term note was rolled into this new agreement and an additional $1,500,00 was advanced on November 23, 2003. On December 30, 2003, $2,000,000 was repaid by Mr. Li. At December 31, 2003, the outstanding balance on this facility was $1,500,000. On July 17, 2003, in conjunction with the reverse acquisition, the Company assumed a convertible (at the Company's discretion) loan payable to Laurus Master Funds, Ltd. of $600,000, bearing interest at 8%, payable in 12 equal monthly installments of $50,000, commencing on September 1, 2004. The conversion price per share is 100% of the average closing price of the common stock for the twenty (20) days prior to the first repayment date. In August 2003, the Company issued a convertible promissory note for up to $1,000,000, with a conversion price into common stock of $25 per share, to an individual. Interest is computed at an annual rate of 3% per annum, and is payable annually. Interest can be paid with registered shares at a 5% discount on the market price of LMIC common stock based on a 30-day average. The balance received, and due under this note at December 31, 2003, aggregated $10,000. (See note 7 "Agent Representation and Confidentiality Agreement").

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002

5 -      Debt (Continued)

         Convertible Debt (Continued)

         At December 31, 2003, the Company's convertible debt is approximately as follows:

                                  Short-Term     Long-Term           Total
                                 -------------  --------------   --------------

         Working capital line    $   1,500,000  $            -   $    1,500,000
         8% term loan                  200,000         400,000          600,000
         3% promissory note             10,000               -           10,000
         8% promissory note          2,242,000               -        2,242,000
                                 -------------  --------------   --------------
                                 $   3,952,000  $      400,000   $    4,352,000
                                 =============  ==============   ==============


6 -      Accrued Expenses and Other Current Liabilities

         At December 31, 2003, accrued expenses and other current liabilities are approximately as follows:

         Payroll                                       $        298,000
         Payroll taxes                                          207,000
         Warranty                                                46,000
         Employee benefits                                      172,000
         Material purchase                                      283,000
         Rent                                                    22,000
         Other                                                   17,000
                                                       ----------------
                                                       $      1,045,000
                                                       ================


7 -      Equity

         Merger

         On July 17, 2003, the Company completed a reverse merger in a tax-free reorganization pursuant to the Agreement and Plan of Reorganization, dated as of May 1, 2003, as amended (the "Merger Agreement"). The Company's stockholders exchanged their respective shares of common stock after which LMI became a wholly owned subsidiary of LMIC. The shareholders of LMI exchanged their shares for approximately 7,996,900 shares or 85% of the then outstanding voting securities of LMIC on a fully diluted basis after the merger. The merger was accounted for as a reorganization and reflected in the statement of changes in stockholders' equity (deficiency) through the issuance of 1,499,775 shares of the Company's $.001 par value common stock.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002




7 -      Equity (Continued)

         Private Placement

         In July 2003, the Company entered into an agreement with a financial advisor and placement agent to raise approximately $3 million of equity or equity-linked securities via a private placement. The private placement closed after selling 650,000 shares of common stock, at a purchase price of $1.50 per share, raising $975,000 less cost associated with the sale of $40,000, the issuance of 25,000 shares of the Company's $.001 par value common stock, and a warrant to purchase 28,000 shares of the Company's common stock with an exercise price of $1.50. The fair value of the warrant issued aggregated $10,257 using the Black Scholes pricing model with the following assumptions; zero dividends, .02 volatility, term of 7 years, and a risk free rate of 4%.

         In December 2003, the Company entered into an agreement with an investment advisor to sell up to 4,000,000 shares of the Company's $.001 par value common stock for $1.50 per share. A warrant to purchase one share was sold with each share of the Company's $.001 par value common stock at an exercise price of $1.50 per share.

         As of December 31, 2003, the Company received proceeds of approximately $2.1 million, inclusive of $100,000 debt conversion (see note 8), for approximately 1.4 million shares. (See note 14).

         Agent Representation and Confidentially Agreement

         In August 2003, the Company issued 250,000 shares of common stock, valued at $375,000 ($1.50 per share), based on private placement offering price, as compensation pursuant to an agreement with an agent. The agent is to provide the Company with orders projected to be valued at approximately $20 million within 12 months. If within the 12 months the orders fall materially below $20 million, then the agent will forfeit a commensurate portion of the shares. Accordingly, the related sales commission has been reflected as a prepayment. As of December 31, 2003, the Company received approximately $300,000 of orders. (See note 5 "Convertible Debt").

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002


8 -      Related Parties

         The Company transacts business with companies owned by the Company's majority stockholder. Related party receivables and payables and transactions with these parties are summarized below:

                                                 2003             2002
                                            -------------    ------------
         Accounts receivable from
            affiliated companies            $           -    $     42,417
         Accounts payable to affiliated
            companies                       $      75,240    $          -
         Sales                              $   2,051,488    $    933,285

         During the year ended December 31, 2003, the Company entered into three one year sublease agreements with related parties. Two of the subleases are scheduled to expire on March 31, 2004, and the other on January 30, 2004. Rental income for the three subleases aggregates approximately $18,000 per month. Rental income for the year ended December 31, 2003 aggregated approximately $195,000.

         During 2002, $1,116,925 of accounts payable to a related party, was converted into long-term debt bearing interest at the prime rate. There is no stipulated maturity date. During 2003, the Company reduced its liability by applying approximately $650,000 of sales invoices for services provided and approximately $61,000 for rent charged to this related party. Interest expense for the years ended December 31, 2003 and 2002 aggregated approximately $37,000 and $-, respectively. At December 31, 2003, the outstanding balance aggregated approximately $444,000.

         In December 2002, the Company entered into a loan agreement with a director for $200,000. The loan payable is evidenced by a $200,000 promissory note, which bears interest, at 8% per annum and is payable annually.

         In December 2003, $100,000 of the loan was converted into common stock in conjunction with a private placement. (See note 14). At December 31, 2003, the outstanding balance, inclusive of $16,832 of accrued interest, aggregates $116,832.

         In February 2003, the Company entered into a short-term $2 million term note payable agreement with a related party. The note bears interest at 8.35% per annum. In addition, the Company assumed, as part of the reverse merger, a convertible loan (at the Company's discretion) of $600,000, bearing interest at 8%, payable in 12 equal monthly installments of $50,000, commencing on September 1, 2004. (See note 5).

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002


9 -      Commitments

         Leases

         The Company rents office, production and warehousing facilities in Beltsville, Maryland under an operating lease arrangement expiring in 2011. Future payments under this operating lease is as follows as of December 31, 2003:

                                 Years Ending
                                 December 31,               Total
                                                      ----------------
                                     2004             $      1,002,798
                                     2005                    1,042,910
                                     2006                    1,084,627
                                     2007                    1,128,012
                                     2008                    1,173,132
                                  Thereafter                 3,135,786
                                                      ----------------
                                                      $      8,567,265
                                                      ================

         During 2001, the Company abandoned the Landover facility, and has negotiated with the landlord for an early termination of the lease. The security deposit of $52,500 was applied against rent for the last month the facility was occupied. Effective June 16, 2003, the Company entered into a settlement agreement with the landlord. (See note 5). The rent settlement obligation has been recorded as of December 31, 2002.

         The lease for the Brightseat warehouse expired on March 31, 2003. The Company received a three-month extension, which terminated in June 2003.

         Rent expense for the years ended December 31, 2003 and 2002 was $1,242,254 and $2,043,324, respectively.

         Financial Advisory / Consulting Agreement

         On January 14, 2002, the Company entered into a financial advisory/consulting agreement with Crown Capital Corp. ("Crown"). Crown acted as the Company's nonexclusive agent to provide management and financial consulting services regarding mergers and acquisition, introduction to potential merger candidates, and provide general market support, advice and services. As consideration for these services, the Company would issue, upon execution of a definitive agreement, a warrant to purchase 3,260,000 shares of the Company's common stock at a price of $.60 per share. During the year ended December 31, 2003, the Company and Crown mutually agreed to terminate their relationship and, accordingly, the warrants to purchase the Company's stock have been rescinded.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002

9 -      Commitments (Continued)

         Cash

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2003, the Company's bank balances did not exceed the FDIC insured limits. (See note 2 "Concentration of Credit Risk").


10 -     Earnings Per Share

         Basic and diluted earnings per share (EPS) were calculated using the following for the years ended December 31, 2003 and 2002:

                                                                 2003                  2002
                                                        ------------------    -----------------
         Net loss                                       $       (5,703,573)   $      (8,333,669)
                                                        ==================    =================

         Weighted average shares for basic EPS:
               Weighted average shares                           7,934,584            6,461,230
               Effect of reverse merger                            683,231                    -

         Weighted average shares for basic
            EPS                                                  8,617,815            6,461,230
         Effect of dilutive securities stock
            options                                                136,767              154,784
                                                        ------------------    -----------------
         Weighted average shares for
            diluted EPS                                          8,754,582            6,616,014
                                                        ==================    =================


         Options to purchase approximately 128,000 and 247,000 shares as of December 31, 2003 and 2002, respectively, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

         Shares associated with the possible conversion of approximately $4,352,000 of convertible debt and 1,400,000 warrants were not included in the computation of diluted EPS because the conversion price was equal to or greater than the average market price of the common shares.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002

11 -     Income Taxes

         The provision for income taxes consisted of the following for the years ended December 31, 2003 and 2002:

                                                                          2003                  2002
                                                                    ----------------      -----------------
         Current tax provision (benefit)                            $              -      $              -
         Deferred tax provision (benefit)                                          -                     -
                                                                    ----------------      -----------------
              Total provision (benefit) for  income taxes           $              -      $              -
                                                                    ================      =================

         The source and tax effects of the temporary differences giving rise to the Company's net deferred tax assets are as follows as of December 31:

                                                                          2003                  2002
                                                                    ----------------      -----------------
         Deferred income tax assets
            Capitalized inventory                                   $         82,100      $          74,400
            Reserves                                                          46,161                 45,000
            Net operating loss                                            22,267,156             16,507,697
                                                                    ----------------      -----------------
                  Total deferred income tax assets                        22,339,531             16,627,097
                                                                    ----------------      -----------------
         Deferred income tax liabilities
            Property and equipment                                           404,126                331,751
                                                                    ----------------      -----------------
                  Total deferred income tax liability                        404,126                331,751

                  Net deferred asset                                      21,935,405             16,295,346
                                                                    ----------------      -----------------
         Valuation allowance                                             (21,935,405)           (16,295,346)
                                                                    ----------------      -----------------
                  Total deferred asset, net                         $              -      $               -
                                                                    ================      =================

         SFAS No. 109 requires that a valuation allowance be recorded against tax assets that are not likely to be realized. The net operating loss carryforwards expire in the years 2021 through 2023. The Company has recorded a valuation allowance against these tax assets and will recognize the benefits only as a reassessment demonstrates they are realizable. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in the future operations as a reduction in the Company's income tax expense.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002


12 -     Stock Option Plans

         The Company had a stock option and incentive plan (the "Plan"). Shares of common stock totaling 899,112, as adjusted for the reverse acquisition, were reserved for issuance under the Plan. The Plan generally provided for the granting of non-qualified and incentive stock options to employees and non-employees. Terms of the grants including exercise price, expiration dates, and vesting schedules were determined by the Board of Directors at the time of grant. Stock options granted to date vest over a four-year period and have a ten-year term. The Plan also provided for immediate vesting upon a change in control as defined. During the fourth quarter of 2000, the Company granted 62,636 options, (as adjusted) at an exercise price of $.59 per share (as adjusted), which was less than the estimated fair value of the common stock on the date of grant of $3.52 per share (as adjusted). The Company recorded unearned compensation on the date of grant in the amount of $183,600, and is recognizing the compensation expense on a straight-line basis over the vesting period, including $45,900 and $91,800 recognized in 2002 and 2003, respectively. The recognition of expense was accelerated in 2003, upon cancellation of the options attributable to individuals who have left the Company's employ. The Plan was terminated upon adoption of the 2003 Stock Option Plan, and the outstanding options became fully vested and adopted under the 2003 Plan.

         In September 2003, the Company adopted a "2003 Stock Option Plan" to provide an incentive to employees, directors, and consultants, whose contributions to the Company will be important to the success of the Company. The Company has reserved 2,000,000 shares of $.001 par value common stock for issuance under the Plan. The Plan shall remain in effect for a term of ten (10) years unless sooner terminated. The option price, which shall be approved by the Board of Directors ("Board"), shall in no event be less than 100% in the case of Incentive Stock Options ("ISO"), and 85% in the case of other options, of the fair market value of the Company's common stock at the time the option is granted. Terms of the grants, expiration dates, and vesting schedules are determined by the Board at the time of the grant. The Plan has not issued any new options through December 31, 2003.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002


12 -     Stock Option Plans (Continued)

         A summary of stock option activity for the years ended December 31, 2003 and 2002 is as follows:


                                                                  Weighted Average
                                                  Number of       Exercise Price
                                                   Options           Per Share
                                                   -------           ---------
                                               (As adjusted for the reverse acquisition)

         Balance at January 1, 2002                731,179              1.34

         Granted                                   189,307              3.52
         Cancelled                                (315,103)             1.82
         Exercised                                    (702)              .59
                                                   -------              ----
         Balance at December 31, 2002              604,680              1.77

         Granted                                    39,403              3.52
         Cancelled                                 251,096              1.17
         Exercised                                  (1,424)             0.88
                                                   -------              ----
         Balance at December 31, 2003              391,564              2.32


         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." As permitted under SFAS No. 123, the Company uses the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based awards.

         The fair value of each option is estimated on the date of grant using a type of Black Scholes pricing model with the following weighted-average assumptions during the years ended December 31, 2003 and 2002: zero dividends; .01 - .02 volatility; expected term of ten years; and a risk free rate of 4.00% for grants in 2003, 4.75% for grants in 2002, and 5.17% for grants in 2001.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002


13 -     Employee Benefit Plan

         The Company participates in a 401(k) Profit Sharing Plan and Trust (the 401(k) Plan) which was adopted by an entity owned by the common stockholder. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Participants must be 21 years of age and may make voluntary contributions to the Plan of a percentage of their compensation not to exceed the federally determined maximum allowable contribution. The Company is obligated to match 3% of participants' salaries. Employees are eligible to participate on the first day of the month following 90 days of continuous full-time employment. Participants vest in the Company contributions when the contributions are made. For the years ended December 31, 2003 and 2002, the Company contributed $105,921 and $112,535, respectively, to the plan.


14 -     Subsequent Events

         In December 2003, the Company entered into an agreement with Vertical Ventures LLC, an investment firm and placement agent, to raise approximately $6 million through the sale of the Company's $.001 par value common stock via a private placement. A warrant to purchase an additional share of common stock at an exercise price of $1.50 per share is attached to each share. As of March 18, 2004, the Company has received proceeds aggregating approximately $5,900,000.

         In March 2004, the Company entered into an agreement with Aladdin Investments, LLC, an investment firm and placement agent, to raise additional capital via a private placement of the Company's $.001 par value common stock. The private placement also includes the sale of common stock warrants at a purchase price of $.01 per warrant. As of March 18, 2004, the Company has received proceeds aggregating approximately $4,700,000.

         In March 2004, the Company sold in a private placement a $5,000,000 4% convertible debenture, which is due on September 11, 2006, and common stock purchase warrants to purchase 810,373 of the Company's common stock, par value $.001 per share, at an exercise price of $2.468 per share. The cash proceeds of the private placement are held in a cash collateral account to secure repayment of the debenture.

         The Company is in the process of filing a registration statement under the Securities Act of 1933 to register shares to be sold by existing stockholders. The Company will not receive any proceeds from the sale of the common stock. The Company will pay for the expenses of this offering.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         On July 28, 2003, Wolinetz, Lafazan & Company, P.C. ("WLC") submitted their resignation as our independent accountant. Our board of directors did not recommend or approve of this change. We filed a current report on Form 8-K with the SEC on August 1, 2003, which included a notification that the change was effective on July 28, 2003.

         WLC's reports on the financial statements of Cheshire Distributors, Inc., for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that such reports of WLC contained an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

         During each of the two fiscal years ending December 31, 2001 and 2002 and the subsequent interim period prior to WLC's resignation, there were no disagreements with WLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of WLC would have caused WLC to make reference to the matter in its report.

2 On July 28, 2003 we engaged DDK & Company LLP ("DDK"), the independent auditors for Linsang Manufacturers, as our independent auditors for the fiscal year ending December 31, 2003. During each of the two fiscal years ending December 31, 2001 and 2002, and the subsequent interim period prior to engaging DDK, Cheshire Distributors did not consult DDK regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Registrant's financial statements or any other matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) under Regulation S-B or a reportable event.

         DDK's reports on the financial statements of LMIC, Inc., and its subsidiaries for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that such reports of DDK contained an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

         During each of the two fiscal years ending December 31, 2001 and 2002 there were no disagreements with DDK on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of DDK would have caused DDK to make reference to the matter in its report.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

         Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2003 (the "Evaluation Date"), have each independently concluded that, as of the Evaluation Date, the controls and procedures were effective at ensuring that required information was disclosed on a timely basis in our reports filed under the Exchange Act.

Internal Control Over Financial Reporting.

         For the year ended December 31, 2003, there were no changes to our internal controls or in other factors that could significantly affect our internal controls over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The information required by this Item is incorporated by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held on May 18, 2004 to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2003 fiscal year.

Item 10.  Executive Compensation.

         The information required by this Item is incorporated by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held on May 18, 2004 to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2003 fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information required by this Item is incorporated by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held on May 18, 2004 to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2003 fiscal year.

Item 12. Certain Relationships and Related Transactions.

         The information required by this Item is incorporated by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held on May 18, 2004 to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2003 fiscal year.

Item 13.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

2.1 Agreement and Plan of Merger, dated January 21, 2000 (Incorporated herein by reference to Exhibit 2.1 filed with the Current Report on Form 8-K of the Company, filed on March 7, 2000)

2.2 Agreement and Plan of Merger, dated March 10, 2000 (Incorporated herein by reference to Exhibit 2.1 filed with the Current Report on Form 8-K/A of the Company, filed on April 12, 2000)

2.3 Agreement and Plan of Reorganization, dated May 1, 2003 (Incorporated herein by reference to Exhibit 2.1 filed with the Current Report on Form 8-K of the Company, filed on August 1, 2003)

3.1.1 Certificate of Incorporation of Cheshire Holdings, Inc., filed December 30, 1999 (Incorporated herein by reference to Exhibit 3.1.1 filed with the Form SB-2 of the Company, filed on April 7, 2004)

3.1.2 Agreement of Merger of Cheshire Distributors, Inc. and Cheshire Holdings, Inc., filed February 24, 2000 (Incorporated herein by reference to Exhibit 3.1.2 filed with the Form SB-2 of the Company, filed on April 7, 2004)

3.1.3 Certificate of Merger of Pacific Development Corporation into Cheshire Holdings, Inc., filed March 23, 2000. (Incorporated herein by reference to Exhibit 2.2 filed with the Current Report on Form 8-K/A of the Company, filed on April 12, 2000)

3.1.4 Certificate of Renewal and Revival of Certificate of Incorporation of Cheshire Distributors, Inc., filed March 1, 2002 (Incorporated herein by reference to Exhibit 3.1.4 filed with the Form SB-2 of the Company, filed on April 7, 2004)

3.1.5 Certificate of Amendment of the Certificate of Incorporation of Cheshire Distributors, Inc., filed July 17, 2003 (Incorporated herein by reference to Exhibit 3.1.5 filed with the Form SB-2 of the Company, filed on April 7, 2004)

3.2 Bylaws of Cheshire Distributors, Inc. (Incorporated herein by reference to Exhibit 3.2 filed with the Form SB-2 of the Company, filed on April 7, 2004)

4.1.1 Common Stock Purchase Warrant, dated November 20, 2003, by LMIC, Inc. in favor of Laurus Master Fund, Ltd. (Incorporated herein by reference to Exhibit 10.5.4 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

4.2.1 Form of Common Stock Purchase Warrant, dated January 21, 2004 (Incorporated herein by reference to Exhibit 10.2 filed with the Current Report on Form 8-K of the Company, filed on January 22, 2004)

4.3.1    Warrant, dated March 12, 2004 (Incorporated herein by reference to
         Exhibit 4.1.1 filed with the Current Report on Form 8-K of the Company, filed on March 17, 2004)

4.4.1    Debenture, dated March 11, 2004 (Incorporated herein by reference to
         Exhibit 4.2.1 filed with the Current Report on Form 8-K of the Company, filed on March 17, 2004)

4.4.2    Warrant, dated March 11, 2004 (Incorporated herein by reference to
         Exhibit 4.2.2 filed with the Current Report on Form 8-K of the Company, filed on March 17, 2004)

10.1.1 Stock Purchase Agreement, dated October 20, 1999 (Incorporated herein by reference to Exhibit 2.1 filed with the Current Report on Form 8-K of the Company, filed on November 4, 1999)

10.2.1 Loan Agreement, dated May 31, 2001, between Branch Banking and Trust Company and Linsang Manufacturing, Inc. (Incorporated herein by reference to Exhibit 10.1.1 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.2.2 $5,000,000 Promissory Note, dated May 31, 2001, in favor of Branch Banking and Trust Company by Linsang Manufacturing, Inc. (Incorporated herein by reference to Exhibit 10.1.2 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.2.3 Security Agreement, dated May 31, 2001, between Branch Banking and Trust Company and Linsang Manufacturing, Inc. (Incorporated herein by reference to Exhibit 10.1.3 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.2.4 Note Modification Agreement, dated September 12, 2003, between Branch Banking and Trust Company and Linsang Manufacturing, Inc. (Incorporated herein by reference to Exhibit 10.1.4 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.2.5 Note Modification Agreement, dated December 11, 2003, between Branch Banking and Trust Company and Linsang Manufacturing, Inc. (Incorporated herein by reference to Exhibit 10.1.5 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.3.1 $2,000,000 Convertible Note, dated June 26, 2002, in favor of Fuel Centers, Inc. by Linsang Manufacturing, Inc. (Incorporated herein by reference to Exhibit 10.2,1 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.3.2 Allonge, dated October 15, 2002, between Fuel Centers, Inc. and Linsang Manufacturing, Inc. (Incorporated herein by reference to Exhibit 10.2.2 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.3.3 Allonge #2, dated December 29, 2003, between the holders of the note and Linsang Manufacturing, Inc. (Incorporated herein by reference to Exhibit 10.2.3 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.4.1 $1,000,000 Convertible Promissory Note, dated October 28, 2003, in favor of Rod Whiton by LMIC, Inc. (Incorporated herein by reference to Exhibit 10.3.1 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.5.1 $200,000 Promissory Note, dated December 12, 2002, in favor of Ajit K. Medhekar by Linsang Manufacturing, Inc. (Incorporated herein by reference to Exhibit 10.4.1 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.5.2 Loan Agreement dated December 12, 2002 between Linsang Manufacturing, Inc. and Ajit K. Medhekar. (Incorporated herein by reference to Exhibit
         10.4.2 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.6.1 $2,000,000 Term Note, dated February 10, 2003, by Cheshire Distributors, Inc. in favor of Laurus Master Fund, Ltd. (Incorporated herein by reference to Exhibit 10.4 filed with the Form 10-KSB of the Company, filed on April 15, 2003)

10.6.2 $2,000,000 Term Note, dated February 10, 2003, by Linsang Manufacturing, Inc. in favor of Cheshire Distributors, Inc. (Incorporated herein by reference to Exhibit 10.5 filed with the Form 10-KSB of the Company, filed on April 15, 2003)

10.6.3 Security Agreement, dated February 10, 2003, between Laurus Master Fund, Ltd. and Cheshire Distributors, Inc. (Incorporated herein by reference to Exhibit 10.6 filed with the Form 10-KSB of the Company, filed on April 15, 2003)

10.6.4 Security Agreement, dated November 20, 2003, between Laurus Master Fund, Ltd. and LMIC, Inc. (Incorporated herein by reference to Exhibit
         10.5.1 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.6.5 Amended and Restated Convertible Note, dated November 20, 2003, by LMIC, Inc. in favor of Laurus Master Fund, Ltd. (Incorporated herein by reference to Exhibit 10.5.2 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.6.6 Registration Rights Agreement, dated November 20, 2003, between Laurus Master Fund, Ltd. and LMIC, Inc. (Incorporated herein by reference to
         Exhibit 10.5.3 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.7.1 $600,000 convertible note, dated July 17, 2003 in favor of Laurus Master Fund, Ltd. by LMIC, Inc. (Incorporated herein by reference to
         Exhibit 10.6.1 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.8.1 Form of Securities Purchase Agreement, dated January 21, 2004 (Incorporated herein by reference to Exhibit 10.1 filed with the Current Report on Form 8-K of the Company, filed on January 22, 2004)

10.9.1 Form of Securities Purchase Agreement, dated March 12, 2004 (Incorporated herein by reference to Exhibit 10.1.1 filed with the Current Report on Form 8-K of the Company, filed on March 17, 2004)

10.9.2 Form of Letter Agreement, dated March 8, 2004, between LMIC, Inc. and Omicron Master Trust, Ltd. (Incorporated herein by reference to Exhibit
         10.1.2 filed with the Current Report on Form 8-K of the Company, filed on March 17, 2004)

10.9.3 Form of Letter Agreement, dated March 12, 2004, between LMIC, Inc. and certain holders of LMIC, Inc. common stock (Incorporated herein by reference to Exhibit 10.1.3 filed with the Current Report on Form 8-K of the Company, filed on March 17, 2004)

10.10.1 Securities Purchase Agreement, dated March 11, 2004 (Incorporated herein by reference to Exhibit 10.2.1 filed with the Current Report on Form 8-K of the Company, filed on March 17, 2004)

10.10.2 Registration Rights Agreement, dated March 11, 2004 (Incorporated herein by reference to Exhibit 10.2.3 filed with the Current Report on Form 8-K of the Company, filed on March 17, 2004)

10.10.3 Form of Letter Agreement, dated January 26, 2004, from LMIC, Inc. to Laurus Master Fund, Ltd. (Incorporated herein by reference to Exhibit
         10.2.4 filed with the Current Report on Form 8-K of the Company, filed on March 17, 2004)

16.1 Letter from Wolinetz, Lafazan & Company, P.C. to the Securities and Exchange Commission, dated July 28, 2003 (Incorporated herein by reference to Exhibit 16 filed with the Current Report on Form 8-K of the Company, filed on August 1, 2003)

21.1     Subsidiaries of the Company (Incorporated herein by reference to
         Exhibit 21.1 filed with the Form SB-2 of the Company, filed on April 7,
         2004)

23.1 Consent of DDK & Company LLP, independent auditors (Incorporated herein by reference to Exhibit 23.1 filed with the Form SB-2 of the Company, filed on April 7, 2004)

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1 Certification of Chief Executive Officer Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports of Form 8-K.

1. On September 22, 2003, LMIC, Inc. filed a Current Report on Form 8-K/A disclosing the independent auditor's report on the balance sheets of Linsang Manufacturing, Inc. as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders' equity (deficiency), and cash flows for each of the years in the three-year period ended December 31, 2002.

Item 14.  Principal Accountant Fees and Services.

         The information required by this Item is incorporated by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held on May 18, 2004 to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2003 fiscal year.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2004
                                        LMIC, Inc.
                                        By: /s/ Luis P. Negrete
                                        ---------------------------------------
                                        Luis P. Negrete
                                        President, Chief Executive Officer
                                        and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on April 14, 2004 by the following persons on behalf of the Registrant and in the capacities.



Signatures                     Title
----------                     -----

/s/ Kwok Li                    Chairman of the Board of Directors
-----------------------------
Kwok Li

/s/ Luis P. Negrete            Chief Executive Officer, President and Director
-----------------------------  Acting Chief Financial Officer
Luis P. Negrete

/s/ Ajit R. Medhekar           Director
-----------------------------
Ajit K. Medhekar

/s/ Barton Shigemura           Director
-----------------------------
Barton Shigemura

                                  EXHIBIT INDEX

2.1 Agreement and Plan of Merger, dated January 21, 2000 (Incorporated herein by reference to Exhibit 2.1 filed with the Current Report on Form 8-K of the Company, filed on March 7, 2000)

2.2 Agreement and Plan of Merger, dated March 10, 2000 (Incorporated herein by reference to Exhibit 2.1 filed with the Current Report on Form 8-K/A of the Company, filed on April 12, 2000)

2.3 Agreement and Plan of Reorganization, dated May 1, 2003 (Incorporated herein by reference to Exhibit 2.1 filed with the Current Report on Form 8-K of the Company, filed on August 1, 2003)

3.1.1 Certificate of Incorporation of Cheshire Holdings, Inc., filed December 30, 1999 (Incorporated herein by reference to Exhibit 3.1.1 filed with the Form SB-2 of the Company, filed on April 7, 2004)

3.1.2 Agreement of Merger of Cheshire Distributors, Inc. and Cheshire Holdings, Inc., filed February 24, 2000 (Incorporated herein by reference to Exhibit 3.1.2 filed with the Form SB-2 of the Company, filed on April 7, 2004)

3.1.3 Certificate of Merger of Pacific Development Corporation into Cheshire Holdings, Inc., filed March 23, 2000. (Incorporated herein by reference to Exhibit 2.2 filed with the Current Report on Form 8-K/A of the Company, filed on April 12, 2000)

3.1.4 Certificate of Renewal and Revival of Certificate of Incorporation of Cheshire Distributors, Inc., filed March 1, 2002 (Incorporated herein by reference to Exhibit 3.1.4 filed with the Form SB-2 of the Company, filed on April 7, 2004)

3.1.5 Certificate of Amendment of the Certificate of Incorporation of Cheshire Distributors, Inc., filed July 17, 2003 (Incorporated herein by reference to Exhibit 3.1.5 filed with the Form SB-2 of the Company, filed on April 7, 2004)

3.2 Bylaws of Cheshire Distributors, Inc. (Incorporated herein by reference to Exhibit 3.2 filed with the Form SB-2 of the Company, filed on April 7, 2004)

4.1.1 Common Stock Purchase Warrant, dated November 20, 2003, by LMIC, Inc. in favor of Laurus Master Fund, Ltd. (Incorporated herein by reference to Exhibit 10.5.4 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

4.2.1 Form of Common Stock Purchase Warrant, dated January 21, 2004 (Incorporated herein by reference to Exhibit 10.2 filed with the Current Report on Form 8-K of the Company, filed on January 22, 2004)

4.3.1    Warrant, dated March 12, 2004 (Incorporated herein by reference to
         Exhibit 4.1.1 filed with the Current Report on Form 8-K of the Company, filed on March 17, 2004)

4.4.1    Debenture, dated March 11, 2004 (Incorporated herein by reference to
         Exhibit 4.2.1 filed with the Current Report on Form 8-K of the Company, filed on March 17, 2004)

4.4.2    Warrant, dated March 11, 2004 (Incorporated herein by reference to
         Exhibit 4.2.2 filed with the Current Report on Form 8-K of the Company, filed on March 17, 2004)

10.1.1 Stock Purchase Agreement, dated October 20, 1999 (Incorporated herein by reference to Exhibit 2.1 filed with the Current Report on Form 8-K of the Company, filed on November 4, 1999)

10.2.1 Loan Agreement, dated May 31, 2001, between Branch Banking and Trust Company and Linsang Manufacturing, Inc. (Incorporated herein by reference to Exhibit 10.1.1 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.2.2 $5,000,000 Promissory Note, dated May 31, 2001, in favor of Branch Banking and Trust Company by Linsang Manufacturing, Inc. (Incorporated herein by reference to Exhibit 10.1.2 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.2.3 Security Agreement, dated May 31, 2001, between Branch Banking and Trust Company and Linsang Manufacturing, Inc. (Incorporated herein by reference to Exhibit 10.1.3 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.2.4 Note Modification Agreement, dated September 12, 2003, between Branch Banking and Trust Company and Linsang Manufacturing, Inc. (Incorporated herein by reference to Exhibit 10.1.4 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.2.5 Note Modification Agreement, dated December 11, 2003, between Branch Banking and Trust Company and Linsang Manufacturing, Inc. (Incorporated herein by reference to Exhibit 10.1.5 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.3.1 $2,000,000 Convertible Note, dated June 26, 2002, in favor of Fuel Centers, Inc. by Linsang Manufacturing, Inc. (Incorporated herein by reference to Exhibit 10.2,1 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.3.2 Allonge, dated October 15, 2002, between Fuel Centers, Inc. and Linsang Manufacturing, Inc. (Incorporated herein by reference to Exhibit 10.2.2 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.3.3 Allonge #2, dated December 29, 2003, between the holders of the note and Linsang Manufacturing, Inc. (Incorporated herein by reference to Exhibit 10.2.3 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.4.1 $1,000,000 Convertible Promissory Note, dated October 28, 2003, in favor of Rod Whiton by LMIC, Inc. (Incorporated herein by reference to Exhibit 10.3.1 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.5.1 $200,000 Promissory Note, dated December 12, 2002, in favor of Ajit K. Medhekar by Linsang Manufacturing, Inc. (Incorporated herein by reference to Exhibit 10.4.1 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.5.2 Loan Agreement dated December 12, 2002 between Linsang Manufacturing, Inc. and Ajit K. Medhekar. (Incorporated herein by reference to Exhibit
         10.4.2 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.6.1 $2,000,000 Term Note, dated February 10, 2003, by Cheshire Distributors, Inc. in favor of Laurus Master Fund, Ltd. (Incorporated herein by reference to Exhibit 10.4 filed with the Form 10-KSB of the Company, filed on April 15, 2003)

10.6.2 $2,000,000 Term Note, dated February 10, 2003, by Linsang Manufacturing, Inc. in favor of Cheshire Distributors, Inc. (Incorporated herein by reference to Exhibit 10.5 filed with the Form 10-KSB of the Company, filed on April 15, 2003)

10.6.3 Security Agreement, dated February 10, 2003, between Laurus Master Fund, Ltd. and Cheshire Distributors, Inc. (Incorporated herein by reference to Exhibit 10.6 filed with the Form 10-KSB of the Company, filed on April 15, 2003)

10.6.4 Security Agreement, dated November 20, 2003, between Laurus Master Fund, Ltd. and LMIC, Inc. (Incorporated herein by reference to Exhibit
         10.5.1 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.6.5 Amended and Restated Convertible Note, dated November 20, 2003, by LMIC, Inc. in favor of Laurus Master Fund, Ltd. (Incorporated herein by reference to Exhibit 10.5.2 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.6.6 Registration Rights Agreement, dated November 20, 2003, between Laurus Master Fund, Ltd. and LMIC, Inc. (Incorporated herein by reference to
         Exhibit 10.5.3 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.7.1 $600,000 convertible note, dated July 17, 2003 in favor of Laurus Master Fund, Ltd. by LMIC, Inc. (Incorporated herein by reference to
         Exhibit 10.6.1 filed with the Current Report on Form 8-K/A of the Company, filed on January 9, 2004)

10.8.1 Form of Securities Purchase Agreement, dated January 21, 2004 (Incorporated herein by reference to Exhibit 10.1 filed with the Current Report on Form 8-K of the Company, filed on January 22, 2004)

10.9.1 Form of Securities Purchase Agreement, dated March 12, 2004 (Incorporated herein by reference to Exhibit 10.1.1 filed with the Current Report on Form 8-K of the Company, filed on March 17, 2004)

10.9.2 Form of Letter Agreement, dated March 8, 2004, between LMIC, Inc. and Omicron Master Trust, Ltd. (Incorporated herein by reference to Exhibit
         10.1.2 filed with the Current Report on Form 8-K of the Company, filed on March 17, 2004)

10.9.3 Form of Letter Agreement, dated March 12, 2004, between LMIC, Inc. and certain holders of LMIC, Inc. common stock (Incorporated herein by reference to Exhibit 10.1.3 filed with the Current Report on Form 8-K of the Company, filed on March 17, 2004)

10.10.1 Securities Purchase Agreement, dated March 11, 2004 (Incorporated herein by reference to Exhibit 10.2.1 filed with the Current Report on Form 8-K of the Company, filed on March 17, 2004)

10.10.2 Registration Rights Agreement, dated March 11, 2004 (Incorporated herein by reference to Exhibit 10.2.3 filed with the Current Report on Form 8-K of the Company, filed on March 17, 2004)

10.10.3 Form of Letter Agreement, dated January 26, 2004, from LMIC, Inc. to Laurus Master Fund, Ltd. (Incorporated herein by reference to Exhibit
         10.2.4 filed with the Current Report on Form 8-K of the Company, filed on March 17, 2004)

16.1 Letter from Wolinetz, Lafazan & Company, P.C. to the Securities and Exchange Commission, dated July 28, 2003 (Incorporated herein by reference to Exhibit 16 filed with the Current Report on Form 8-K of the Company, filed on August 1, 2003)

21.1     Subsidiaries of the Company (Incorporated herein by reference to
         Exhibit 21.1 filed with the Form SB-2 of the Company, filed on April 7,
         2004)

23.1 Consent of DDK & Company LLP, independent auditors (Incorporated herein by reference to Exhibit 23.1 filed with the Form SB-2 of the Company, filed on April 7, 2004)

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1 Certification of Chief Executive Officer Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002