Form 10QSB/A
period 2003-09-30
LMIC INC
filed 2004-04-29
CIK 946283

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

ITEM 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2003 (the "Evaluation Date"), have each independently concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at ensuring that required information was disclosed on a timely basis under the Exchange Act.

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

                                            Registrant: LMIC, Inc.


Date: April 28, 2004                        /s/ Luis P. Negrete
                                            ------------------------------------
                                            Luis P. Negrete
                                            Chief Executive Officer and
                                            Chief Financial Officer