Form 10KSB/A
period 2003-12-31
LMIC INC
filed 2004-04-30
CIK 946283

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

    [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
        FOR THE TRANSITION PERIOD FROM ______________ TO________________

                          COMMISSION FILE NO. 000-26186

                                   LMIC, INC.

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          A DELAWARE CORPORATION                          84-1209978
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

           Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] Yes [ ] No


           The Registrant's revenues for the fiscal year ended December 31, 2003 was $6,140,666. The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 31, 2004, was approximately $11,619,689. Shares of common stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

           Number of shares of common  stock  outstanding  as of March 31, 2004:
17,779,719.

                       DOCUMENTS INCORPORATED BY REFERENCE

           None

           Transitional Small Business Disclosure Format (Check one):
                               Yes [ ]; No [X]

                                PRELIMINARY NOTE

           This Form 10-KSB/A is being filed by LMIC, Inc. (the "Company") to report Part III information in lieu of the incorporation of such information by reference to the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


                     BOARD OF DIRECTORS AND MANAGEMENT TEAM

Brief biographies of the members of the Board of Directors and our executive officers are presented below.



Name              Age              Title
----              ---              -----
Kwok Li           46       Chairman of the Board
Ajit Medhekar     45       Director
Barton Shigemura  44       Director
Luis P. Negrete   56       President, Chief Executive Officer, Director
Mary Faith Boyer  45       Vice President & Secretary
Payesh Jhaveri    39       Chief Financial Officer
John J. Duffy     49       Vice President, Sales
John Lambert C.   46       Vice President, Quality
Shreenath Shetty  42       Vice President, Engineers
Bob Leypoldt      45       Vice President, Manufacturing



KWOK LI, CHAIRMAN

Mr. Li is a major investor and Chairman of the board of directors of what is now LMIC, Inc. He is also the Chairman and Managing Partner of Linsang Partners, LLC, a holding company focusing on the integration of computing and communications . Mr. Li has created several privately held companies that are critical in such applications. Among Linsang's publicly and privately held companies is Splitrock Services, Inc., a nationwide, multi-service, network provider. Splitrock used unique network algorithms that achieved a highly efficient data network with minimum routing delays for Internet data traffic. In 1998, Splitrock successfully raised a $261m bond offering, and became publicly traded in July 1999. In January 2000, Splitrock was acquired by McLeodUSA, Inc., (NASD-MCLD). Before starting Linsang, Mr. Li was the cofounder the Chief Technology Officer of Yurie Systems, Inc. (NASD-YURI), which designed and manufactured a line of high capacity data and voice switches. Yurie was listed on NASD in February 1997, and was acquired by Lucent Technologies (LU) in June 1998. Yurie pioneered the use of Asynchronous Transfer Mode (ATM) technology in network access applications. In the years before starting Yurie Systems, Mr. Li held various positions with WilTel and with BNR, the R&D arm of Northern Telecom. Linsang Partners, LLC and Linsang International, L.P. are two of the largest shareholders of the Company. Linsang Partners, LLC, a Delaware limited liability company, is the beneficial owner of 5,317,787 shares of common stock of the Company. Linsang International, L.P., a Delaware limited partnership, is the beneficial owner of 1,875,461 shares of common stock. The Chairman of the Company, Kwok Li, is the managing member of Linsang Partners, LLC and may be deemed to indirectly share voting and investment control of the shares of common stock held by it. Mr. Li's wife, Felice Li, is the sole member of Hyla Holdings, LLC, which is the general partner of Linsang International, L.P., and may be deemed to indirectly share voting and investment control of the shares of common stock held by Linsang International, L.P. Mr. Li is also the general manager of Hyla Holdings, LLC. Mr. Li received his B.E.S. in Electrical Engineering from the Johns Hopkins University in 1979, and is a member of its Board of Trustees.

AJIT MEDHEKAR

In 1997, Mr. Medhekar founded Lara Technology, Inc., a telecommunications company, and served as its Chairman and CEO. In 1999 Lara Technology, Inc. was renamed empowerTel Networks, Inc. and created a new company named Lara Networks, Inc. He continued to serve as Chairman of Lara Networks until it was acquired by Cypress Semiconductor in July 2001. Mr. Medhekar continued to serve as Chairman and CEO of empowerTel Networks until it was acquired by IPUnity, Inc. in July 2002. He currently serves on the Board of Directors of IPUnity, Inc., Corrent Corporation, and SIGPRO Wireless, as well as LMIC, Inc.

In his capacity as an electrical engineer, Mr. Medhekar co-authored 14 patents, 13 of which have been granted to date. Mr. Medhekar received both Bachelors and Masters Degrees in Electrical Engineering from the Massachusetts Institute of Technology in 1981.

BARTON SHIGEMURA

Mr. Shigemura is currently president and CEO of YottaYotta Inc., a leader in the storage utility arena. He has been with YottaYotta Inc. since 2003. Prior to YottaYotta, Mr. Shigemura was Chairman and CEO of Alidian Networks from September 1999 to December 2003, a layer 2 grooming and aggregation platform in the metro optical market. Prior to Alidian, Mr. Shigemura was Vice President of worldwide Marketing for all data products at Lucent Technologies from June 1998 to September 1999. He joined Lucent via their acquisition of Yurie Systems. Mr. Shigemura served as Senior Vice President of Sales and Marketing at Yurie from April 1996 to June 1998, and was a member of their Board of Directors. Before joining Yurie from May 1993 to April 1996, Mr. Shigemura was Vice President of Marketing and Services for Premisys Communications. Earlier in his career, Mr. Shigemura held executive sales and marketing positions at Nortel Networks, General DataComm and IBM. Mr. Shigemura is currently on the board of directors of YottaYotta Inc., Zhone Technologies, and Cibernet.Mr. Shigemura has a B.S. in Marketing and Finance from the University of Southern California.

LUIS P. NEGRETE, PRESIDENT AND CHIEF EXECUTIVE OFFICER

As President and CEO, Mr. Negrete has provided executive leadership at LMIC, Inc. since its inception in January 2000. LMIC, Inc. was founded by Luis Negrete. Mr. Negrete has over 30 years of executive-level experience in a diverse set of industries around the world. His experience spans manufacturing, research, design, and development of new technologies, strategic planning, and engineering development. Mr. Negrete was formerly Director of Manufacturing at Lucent Technologies, Inc. (June 1998 to January 2000), Director of Administrative Services for Yurie Systems, Inc., and Vice-President of DIMISA, in Madrid, Spain, a company oriented to the research, design and development of new technologies in the automobile industry.

Mr. Negrete held numerous high level positions in the Republic of Cuba. As Vice-Minister of Industry, he was directly responsible for the research, design and development of the Cuban automobile industry. In that capacity, Mr. Negrete oversaw 12 manufacturing facilities with more than 6,000 employees, and the Institute for the Development of Engineering Technology, with more than 300 engineers of different specialties. Mr. Negrete was also President of the Agricultural Machinery Industry, overseeing the Institute for Agricultural Development and six manufacturing facilities with more than 500 employees and 800 foreign consultants. Mr. Negrete also served as President of the Cuban Rice Industry, Vice President of Iron & Steel Industry and Vice President of Cuba-Tobacco. Mr. Negrete left Cuba in 1982 to begin a career in the US intelligence community. Mr. Negrete holds a degree in Business Administration-Economics and a Masters Degree in Economic Planning from the University of Havana.

MARY-FAITH BOYER, SPHR, VICE PRESIDENT

Ms. Boyer joined LMIC in February of 2003 where she is responsible for, among other things, investor relations, public relations, employee relations, human resources, EEO, staffing, government compliance, payroll, OSHA, risk management and facilities management. Prior to joining LMIC, Ms. Boyer served as a consultant with PRM Consulting from June 2002 to January 2003. Ms. Boyer served as director of administration and human resources at VTLinx, Inc. from December 2000 to September 2001, and QualStream, LLC from October 2001 to February 2002, each Silver Spring, Maryland-based high-tech start-up companies. She was also director of human resources and federal facility security officer for PTFS, Inc of Bethesda, Maryland from June 1999 to December 2000 and director of human resources for Digital System Resources in Fairlakes, Virginia from September 1996 to June 1999. In 1983 Ms. Boyer received a B.A. in Social and Political Institutions from Wilson College in Chambersburg, Pennsylvania.

JOHN J. DUFFY, VICE PRESIDENT OF SALES

Mr. Duffy joined LMIC, Inc. in October 2000. Mr. Duffy has led the expansion of our sales pipeline and hired sales representatives for the mid-Atlantic and northeast regions, with experience in the EMS, optical, and other technology sectors. Mr. Duffy has 25 years of industrial sales, service, and marketing experience, with nearly ten years in the EMS industry in the mid-Atlantic region. Before joining LMIC, Inc., Mr. Duffy was sales manager at Zentech Manufacturing (September 1999 through September 2000), where he designed and implemented a strategic marketing plan that tripled sales volume in a six-month period. Before Zentech, Mr. Duffy managed business development in the Mid-Atlantic region for IEC Electronics (January 1994 through September 1999), a Tier Two EMS provider. Mr. Duffy was National Sales Manager for Walchem Corporation and also held engineering and marketing positions at the Milton Roy Company. He studied mechanical engineering at Virginia Polytechnic Institute and marketing and management at LaSalle University.

JOHN C. LAMBERT, VICE PRESIDENT OF QUALITY

Mr. Lambert joined LMIC, Inc. in January 2000. He led the development and integration of our quality and information systems, and the development and acquisition of equipment and production systems currently in use at our facilities. Through Mr. Lambert's leadership, LMIC, Inc. was able to obtain ISO 9001 certification in the design, manufacturing and servicing of electronic equipment after only nine months of operation and maintain continuous certification through expansion to our new facility.

Mr. Lambert has over 20 years experience in testing, manufacturing and quality engineering, engineering management and in evaluating contract manufacturers. Before joining LMIC, Inc., Mr. Lambert was Director of Quality and Reliability at Lucent Technologies (June 1998 to January 2000) and Yurie Systems. In that capacity, Mr. Lambert was responsible for supplier and manufacturing quality, process and reliability engineering functions. He was also a member of the team assigned to integrate the Ascend acquisition into the Lucent organization. Before Yurie, Mr. Lambert was a technical leader at AlliedSignal GES Communications Systems, responsible for the quality, test and process engineering functions for all IFF product lines. A Six Sigma Black Belt, he was also a member of the Lean Manufacturing Implementation Team. Mr. Lambert has a B.S.E.E. from Temple University and is an AQS certified ISO 9000 Lead Auditor.

MR. PAYESH JHAVERI, CHIEF FINANCIAL OFFICER

Mr. Payesh Jhaveri jointed LMIC, Inc. as CFO in April of 2004. Prior to joining LMIC, Inc., Mr. Jhaveri worked as a Controller for Iphotonics, Inc. from July 2000 to April 2004, an optical division of Solectron Corporation, where he directed all finance operations. He was instrumental in establishing the finance department which supported revenue growth from $400,000 to $25,000,000 annually. At Iphotonics he also played a key role to bring the start-up operations to a break-even level in less than 3 years. Before Joining Iphotonics, Mr. Jhaveri worked as a Business Unit Controller with the Process Division of GSE systems in Columbia, MD (from February 1999 to July 2000). He has also held key finance positions with ManTech Solutions (FKA Accel, Inc.) (from February 1992 to February 1999), and Hills of Westchester, Inc. (from March 1987 to February
1992). Mr. Jhaveri completed his CPA certification in 1990; earned MBA from Ohio University in 1986 and Bachelors in Commerce from Bombay University in 1984.

SHREENATH SHETTY, VICE PRESIDENT OF ENGINEERING

Mr. Shetty joined LMIC, Inc. in February of 2003. He has more than 10 years of experience in engineering, bringing in extensive experiences from all areas of product development. Most recently (1999 through 2002), he led the System Integration and Test team at ARMILLAIRE TECHNOLOGIES, a company that designed, built and fielded a packet based tandem switch in ARBROS' (CLEC) network, and completed the pre-production trials of a NGN CLASS 5 switch with TELMEX (ILEC). With experiences in embedded and DSP software development, configuration management, black box and white box system testing, product roll-out and field installation, he has a proven ability to lead multi-discipline teams. Prior to his tenure with ARMILLAIRE, Mr. Shetty worked as Director of Software Development with SOTAS, Inc. (1997 to 1999), working in intrusive and non-intrusive telephony measurement and led embedded, DSP, and windows application development teams from requirements to delivery of new products. Mr. Shetty completed a Master's degree in Electrical Engineering from Tennessee Technological University in 1993, and a Bachelor's degree in Electronics and Communications from University of Mysore in India in 1987.

ROBERT LEYPOLDT, VICE PRESIDENT OF MANUFACTURING

Mr. Leypoldt joined LMIC in January of 2001 as a senior Quality Engineer. He was been instrumental in obtaining and upgrading our ISO certification, and in so doing became an integral member of the manufacturing management team. When an opening for Vice President of Manufacturing came open in December of 2003, he was the logical choice to fill that void. Mr. Leypoldt has more than 25 years experience in electronics manufacturing. Between 1998 and 2001 he worked as Senior Quality Engineer for Lucent Technologies, and prior to that (1985 through 1998) he worked in various quality-related positions for Allied-Signal, Inc.

AUDIT COMMITTEE FINANCIAL EXPERT

           Our Board of Directors has determined that it does not have an "audit committee financial expert", as defined under Item 401(e) of Regulation S-B, serving on its Board. The Company has been actively seeking a financial expert to fill this position, but to date, has not been able to fill this position.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and any person who owns more than 10% of our common stock (the "Reporting Persons") to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of our common stock. Under Securities and Exchange Commission rules, we receive copies of all Section 16(a) forms that these Reporting Persons file. We have reviewed copies of these reports and written representations from the Reporting Persons. We believe all Reporting Persons complied with their Section 16(a) reporting obligations during 2003, except for the following individuals: Payesh Jhaveri, who failed to file his Form 3 at the time of his appointment to our management team.

CODE OF ETHICS

           We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B. This Code of Ethics applies to our principal executive officer, our principal financial officer and principal accounting officer, as well as all other employees, and is filed herewith. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within five days of such amendment or waiver.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information with respect to the compensation of our CEO and any additional officers who were serving at the end of our most recently completed fiscal year and earned salary and bonus in excess of $100,000 (collectively, the "named executive officers").



                                              SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------
                                   ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
--------------------------------------------------------------------------------------------------------------------
                                                                           AWARDS            PAYOUTS
                                                                       ---------------------------------------------
                                                                                 SECURITIES
                                                                    RESTRICTED   UNDERLYING              ALL OTHER
   NAME AND                                       OTHER ANNUAL        STOCK       OPTIONS/      LTIP      COMPEN-
  PRINCIPAL        YEAR       SALARY    BONUS     COMPENSATION       AWARD(s)       SARs       PAYOUTS    SATION
  POSITION                     ($)       ($)           ($)             ($)          (#)          ($)        ($)

     (a)            (b)        (c)       (d)           (e)             (f)          (g)         (h)         (i)
--------------------------------------------------------------------------------------------------------------------
Luis P. Negrete    2003     $220,000      0             0               0            0           0           0
President & CEO
--------------------------------------------------------------------------------------------------------------------
John Lambert,      2003     $110,000      0             0               0          3,412         0           0
VP of Quality
--------------------------------------------------------------------------------------------------------------------

The following table sets forth information with respect to stock option grants to the named executive officers during the most recently completed fiscal year.

--------------------------------------------------------------------------------------------------------------------
                                            OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                    [Individual Grants]
--------------------------------------------------------------------------------------------------------------------
                      NUMBER OF          PERCENT OF TOTAL
                      SECURITIES           OPTIONS/SARs
 NAME                 UNDERLYING            GRANTED TO         EXERCISE OR BASE           EXPIRATION DATE
                      OPTIONS/SARs         EMPLOYEES IN          PRICE ($/SH)
                      GRANTED (#)          FISCAL YEAR

(a)                       (b)                  (c)                    (d)                       (e)
--------------------------------------------------------------------------------------------------------------------
Luis P.
Negrete,
President & CEO           0                    0                     0
--------------------------------------------------------------------------------------------------------------------
John Lambert,           3,412                  8%                $3.52 ea.                      2013
VP of Quality
--------------------------------------------------------------------------------------------------------------------

The following table sets forth information with respect to the fiscal year end option value of options held by the named executive officers as of the end of the most recently completed fiscal year.


--------------------------------------------------------------------------------
AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                            NUMBER OF SECURITIES    VALUE OF UNEXERCISED
                           UNDERLYING UNEXERCISED       IN-THE-MONEY
                           OPTIONS/SARS AT FY-END     OPTIONS/SARS AT
          NAME                      (#)                  FY-END ($)
                                EXERCISABLE/            EXERCISABLE/
                               UNEXERCISABLE           UNEXERCISABLE
          (a)                       (d)                      (e)
--------------------------------------------------------------------------------
Luis P. Negrete,             213,132 / 102,374           $184,223.52/$0
President & CEO
--------------------------------------------------------------------------------
John Lambert, VP of          29,174 / 10,000             $23,335.20/$0
    Quality
--------------------------------------------------------------------------------

EMPLOYEE PENSION, PROFIT SHARING OR OTHER RETIREMENT PLANS

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

COMPENSATION OF DIRECTORS

At present, we do not pay directors for attending meetings of the Board of Directors. Outside directors receive a grant of options to purchase 20,000 shares of our common stock per year. Each of our non-employee directors has received a grant of options to purchase 60,000 shares of our common stock vesting over three years based on continued service on the board , in lieu of annual grants of options for 20,000 shares.

Other Arrangements. During the year ended December 31, 2002, and except as disclosed elsewhere in this prospectus, no director of LMIC received any form of compensation from LMIC.

STOCK OPTION AND BONUS PLANS

We have a stock option plan, adopted by our Board of Directors in May 2003 and approved by our stockholders in July 2003, pursuant to which up to 2,000,000 incentive and non-incentive options may be granted (the "Plan"). The Plan will remain in effect until May 1, 2013, unless terminated earlier by action of our Board of Directors. Officers, directors, employees, advisors and consultants may be granted options under the Plan. The Plan is administered by our Board or a committee appointed by the Board, which has the authority to interpret the provisions of the Plan and supervise its administration. In addition, the Board is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each such grant and to determine when, and upon what conditions, shares or options granted under the Plan will vest or otherwise be subject to forfeiture and cancellation. Options granted pursuant to the Plan which are not exercised, terminate upon the date specified at the time the option was granted.

In the discretion of the Board, any option granted pursuant to the Plan may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Plan will be forfeited if the "vesting" schedule established by the Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of LMIC or the period of time a non-employee must provide services to LMIC. At the time an employee ceases working for LMIC (or at the time a non-employee ceases to perform services for LMIC), any shares or options not fully vested will be forfeited and cancelled. At the discretion of the Board, payment for the shares of common stock underlying options may be paid through the delivery of shares of common stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of common stock may also be permitted as payment for options at the discretion of the Board.

Options are generally non-transferable except upon death of the option holder. Shares issued pursuant to the Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Board when the shares were issued.

The Board may, at any time and from time to time, amend, terminate or suspend the Plan in any manner it deems appropriate, provided that such amendment, termination or suspension cannot adversely affect rights or obligations with respect to shares or options previously granted.

The Plan is not qualified under Section 401(a) of the Internal Revenue Code, nor are they subject to any provisions of the Employee Retirement Income Security Act of 1974.

To date, no new options have been granted under the Plan.

There are currently 639,000 options for employees of the former Linsang Manufacturing that were converted to the new plan. These shares are valued at $.59 and 3.52 per share, dependent upon the strike price under which they were issued.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

                PRINCIPAL STOCKHOLDERS AND HOLDINGS OF MANAGEMENT

The following table sets forth certain information as of March 31, 2004, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, and named executive officer of the Company, (iii) all officers and directors as a group.

For a description of certain transactions between us and the persons listed in this table, see the section of this Prospectus entitled "Board of Directors and Management Team - Certain Relationships and Transactions."



                                          NUMBER OF SHARES        APPROXIMATE
                                           BENEFICIALLY         PERCENTAGE OF
NAME                                           OWNED             COMMON STOCK

                                               (1)                     (2)

Ajit K. Medhekar (3)                          66,667                   *
c/o LMIC, Inc.
6435 Virginia Manor Road
Beltsville, MD 20705

Kwok Li (3), (4), (5)                       7,193,248                  40.26%
c/o LMIC, Inc.
6435 Virginia Manor Road
Beltsville, MD 20705

Linsang Partners, LLC (4)                   5,317,787                  29.97%
Post Office Box 0039
Beltsville, MD 20704
Kwok Li, Owner

Linsang International, L.P. (5)             1,875,461                  10.29%
Post Office Box 0039
Beltsville, MD 20704
Hyla Holdings, LLC
Kwok Li, Chairman

Luis Negrete (3)                             213,132                     *
c/o LMIC, Inc.
6435 Virginia Manor Road
Beltsville, MD 20705

Barton Y. Shigemura (3)
c/o LMIC, Inc.                                  0                        *
6435 Virginia Manor Road
Beltsville, MD 20705


John Lambert (3)
c/o LMIC, Inc.                               29,174                      *

6435 Virginia Manor Road
Beltsville, MD 20705

All officers and directors as a group,      7,502,221                   42%
(10 individuals)

---------


* less than 1%.

(1) Pursuant to the rules of the Securities and Exchange Commission, a person is deemed to "beneficially own" shares of common stock over which the person has or shares investment or voting power, or has the right to acquire such power within 60 days.

(2) The percentage of common stock owned is calculated based on the number of shares of common stock outstanding, plus in the case of each person the number of shares of common stock issuable only to such person upon the exercise of options or warrants and the conversion of convertible debt securities.

(3) Officer or director.

(4) Kwok Li is the managing member of Linsang Partners, LLC and may be deemed to share voting and investment control of the shares directly owned by Linsang Partners, LLC.

(5) Hyla Holdings, LLC is the general partner of Linsang International, L.P. and may be deemed to share voting and investment control of the shares directly owned by Linsang International, L.P. As the sole member of Hyla holdings, LLC, Felice Li (the wife of Kwok Li) may be deemed to share voting and investment control of the shares directly owned by Linsang International, L.P. and that may be deemed to be indirectly owned by Hyla Holdings, LLC.

ITEM 12.  Certain Relationships And Transactions

GENERAL

Beginning in fiscal year 2000, we joined with Linsang Management Corp., an entity wholly-owned by Kwok Li, our Chairman, in a benefits package with a third party benefits providers to provide health benefits and a 401k plan to employees of both companies. This was done to achieve economies of scale, as small groups often pay an increased premium for these benefits. The interest in these plans has varied with staffing levels for each party. LMIC has had sufficient headcount since 2000 to qualify as a mid-sized company for most health benefits providers. There is no formal arrangement with Linsang Management and we may, in the future, determine to engage our own benefits package providers. As of December 31, 2003, the joint 401(k) plan has been terminated, and we are currently exploring options for a separate health benefit plan. While our Chairman and certain members of his family have participated in this arrangement, our Chairman's interest has been limited to under $60,000.

Beginning in fiscal year 2000, we began providing design, manufacturing, and related services to companies controlled by our Chairman, Mr. Kwok Li. The Company was developed to serve as a captive manufacturing entity meeting the needs of those telecom companies controlled by Mr. Li. Such arrangements included sales to the following related entities:

           o Linsang Partners, LLC, an entity controlled by Mr. Kwok Li. Mr. Li is the Manager, Chairman and 98% owner of Linsang Partners, LLC. In 2001, we provided Linsang Partners, LLC a mix of services in the amount of $44,106, with no sales to that entity in 2002, and sales in the amount of 62,828 in 2003;

           o Wavix, Inc., a company controlled by Linsang Partners, LLC, which has ownership interest of 51% in that company. In 2001 we made sales to Wavix for engineering services in the amount of $108,286. In 2002 this amount increased to $554,004, and in 2003, our sales to Wavix increased to $1,561,007

           o Arbros Communications, Inc., an entity controlled by Linsang Partners, LLC, which has ownership interest of 52% in that entity. In 2001 we provided design, engineering and manufacturing services in the amount of $809,101 to Arbros. This amount decreased in 2002 to $191,700, and further decreased in 2003 to sales of only $85,564.

           o Alatiere, Inc. was controlled by Linsang Partners, LLC, which had an ownership interest of 100% in that company. In 2001 we provided engineering and design services in the amount of $32,750. Alatiere ceased operations on November 30, 2001.

           o VTLinx Multimedia Services, Inc. was controlled by Linsang Partners, LLC, which had an ownership interest of 100% in that company. In 2001 we provided engineering and manufacturing services in the amount of $340,425. VTLinx ceased operations on September 7, 2001.

           o Armillaire Technologies, Inc. was controlled by Linsang Partners, LLC, which had an ownership interest of 93.9% in that company. In 2001, we provided design, engineering, and manufacturing services in the amount of $3,157,244. This amount decreased to $30,080 in 2002. Armillaire ceased operations on February 2, 2002.

           o Xyterra Computing, Inc. was controlled by Linsang Partners, LLC, which had an ownership interest of 46.8%, and Linsang International, LP,, which had an ownership interest of 33.2% in that company. In 2001, we provided engineering services in the amount of $660,742. This amount increased to $136,201 in 2002. Xyterra ceased operations by June 2002.

           o Linsang Leasing LLC is controlled by Linsang Partners, LLC, which has an ownership interest of 100% in that entity. In 2003 we received $7,000 as lease payments from that entity.

            o International Prepaid Communications, Inc. is owned by Mr. Lawrence Li, the brother of our Chairman, Mr. Kwok Li. In 2003, we provided engineering services in the amount of $335,090


On June 27, 2002, the Company issued a $2,000,000 convertible promissory note which bears interest of 8%, and was originally due and payable on October 15, 2002. This note was a bridge loan from a third party in anticipation of a private placement which did not occur. In October 2002, the note was amended to extend the due date to January 15, 2003. In 2003, the note was amended a second time to change the terms to a demand note. As consideration for the second amendment, the Company issued 300,000 shares of the Company's common stock valued at $1.50 per share or $450,000, which has been expensed and is reflected in interest and other debt expense in 2003. The note is personally guaranteed by the majority shareholder, Mr. Kwok Li, and can be converted into shares of the Company's common stock at a rate of $14.66 per share as adjusted for the reverse acquisition ($2.50 per share pre-reverse). At December 31, 2003, this debt includes accrued interest of approximately $242,000.

During 2003, we entered into three subleases with related entities, Wavix, Inc., Arbros Communications, Inc. and Linsang Partners, LLC. Our Chairman, Mr. Kwok Li is Manager, Chairman and 98% Owner of Linsang Partners, LLC, which holds a 51% and 52% ownership interest in Wavix, Inc. and Arbros Communications, Inc., respectively. These subleases generated approximately $195,000 of income in 2003, and expired from January to March 2004. We have extended these leases on a month-to-month basis.

In February 2003, the Company entered into a short-term $2 million term note payable agreement with a related party, Laurus Master Funds, Ltd,, a majority stockholder of Cheshire Distributors, Inc. prior to the reverse merger. The note bears interest at 8.35% per annum and was secured by the personal guarantee of the Company's principal shareholder, Mr. Kwok Li.

On July 17, 2003, in conjunction with the reverse merger, the Company assumed a convertible (at the Company's discretion) loan payable to Laurus Master Funds, Ltd. of $600,000, bearing interest at 8%, payable in 12 equal monthly installments of $50,000, commencing on September 1, 2004. The conversion price per share is 100% of the average closing price of the common stock for the twenty (20) days prior to the first repayment date.

On May 1, 2003, LMIC, Inc., formerly known as Cheshire Distributors, Inc., (a shell corporation of which Laurus Master Funds, Ltd, was majority stockholder), Linsang Acquisition Corp., Linsang Manufacturing, Inc., and certain major stockholders of the Registrant and Linsang entered into an Agreement and Plan of Reorganization, as amended ("Merger Agreement") pursuant to which LAC merged with and into Linsang (the "Merger"). On July 17, 2003, the transactions contemplated by the Merger Agreement were consummated. Pursuant to the Merger Agreement, stockholders of Linsang exchanged their shares for shares of our common stock. Following the conversion of shares by Linsang's stockholders, such stockholders owned approximately 85% of the outstanding shares of common stock on a fully diluted basis and our stockholders before the Merger owned approximately 15% on a fully diluted basis.

In November 2003, the Company entered into a $4,000,000 working capital line of credit with Laurus Master Trust, Ltd., our majority shareholder prior to the reverse merger, which included a refinancing of the $2 million short-term note payable. Principal amounts of the note may be converted into the Company's $.001 par value common stock at an exercise price of 125% of the average closing price for the twenty (20) days prior to the conversion notice. The Company shall issue additional 7 year warrants to purchase a number of shares equal to 5% of the principal being converted divided by 125% of the fixed conversion price. The line of credit accrues interest at the prime rate (4% at December 31, 2003) plus ..5%. It is collateralized by all the assets of the Company, as well as a limited personal guarantee of our principal stockholder, Mr. Kwok Li. In conjunction with this new facility, the Company issued 7 year warrants to purchase up to 64,000 shares of the Company's common stock with an exercise price of 125% of the average closing price of the common stock for the twenty (20) days prior to the exercise notice. The warrants cannot be exercised if, on the exercise date, the exercise would result in beneficial ownership of the lender or affiliates exceeding 4.99% of the total outstanding common stock of the Company. The $2 million term note was rolled into this new agreement and an additional $1,500,00 was advanced on November 23, 2003. On December 30, 2003, $2,000,000 was repaid by certain third parities who received 1,333,333 shares in exchange for such payment. At December 31, 2003, the outstanding balance on this facility was $1,500,000.

CHESHIRE DISTRIBUTORS PRIOR TO JULY 2003

In April 2002 , Cheshire Distributors, Inc. (a shell corporation into which Linsang Manufacturing, Inc. would later merge) issued three convertible notes aggregating $734.166 in principal amount to Laurus Master Fund, Ltd., which was at the time its controlling shareholder. The convertible notes were issued in exchange for the assignment of certain promissory notes receivable.

LMIC RELATED PARTY TRANSACTIONS FROM 2002

On December 12, 2002 we executed a $200,000 Demand Note in favor of Ajit Medhekar, a member of our board of Directors, in exchange for a $200,000 loan to us. Interest is payable at 8% per annum. This note may be prepaid at any time, upon at least 30 days notice to Mr. Medhekar. On January 21, 2004, Mr. Medhekar accepted 66,667 shares of common stock in LMIC, in conjunction with the private offering coordinated by Vertical Ventures, Inc. In return, his note was amendment and restated for $100,000.


ITEM 13.  EXHIBITS.

14.1 LMIC, Inc. Code of Business Conduct and Ethics for Employees, Financial Officers and Senior Executives, approved by the Company's Board of Directors on April 2, 2004.

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

                                                     2003                                  2002

(1)        Audit Fees                     approximately  $ 105,000                 approximately $89,000

(2)        Audit Related Fees                        ----                                  ----

(3)        Tax Fees:                                 N/A                                 $16,400

(4)        All Other Fees                 approximately $12,900  for
                                            registration actions

(5)        Audit Committee                           ----                                  ----

(6)        Percentage of principal  accountant's  time in excess of 50% performed by non-employee: N/A

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2004
                                           LMIC, INC.
                                           BY: /S/ LUIS P. NEGRETE
                                               -------------------
                                           LUIS P. NEGRETE
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                           ACTING CHIEF FINANCIAL OFFICER

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on April 30, 2004 by the following persons on behalf of the Registrant and in the capacities.


Signatures                                          Title
/s/ Kwok Li                                         Chairman of the Board of Directors
---------------------
Kwok Li

/s/ Luis P. Negrete                                 Chief Executive Officer, President and Director
---------------------                               Acting Chief Financial Officer
Luis P. Negrete

/s/ Ajit R. Medhekar                                Director
---------------------
Ajit K. Medhekar

/s/ Barton Shigemura                                Director
---------------------
Barton Shigemura