Form 10QSB
period 2004-03-31
LMIC INC
filed 2004-05-24
CIK 946283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2004

[_] Transition Report to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period form _____________ to _____________

                                     0-26186
--------------------------------------------------------------------------------
                            (Commission File Number)

                                   LMIC, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                              84-1029 987
         ------------------------                 -------------------------

         (State or Other Jurisdiction of          (IRS Employer
         Incorporation or Organization)           Identification Number)

                 6435 Virginia Manor Road, Beltsville, MD 20705
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (240) 264-8310
--------------------------------------------------------------------------------
              (Registrants' Telephone Number, Including Area Code)

              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

      As of March 31, 2004, 17,901,232 shares of Common Stock, par value $.001 per share, of LMIC, Inc. were issued and outstanding.

                                   LMIC, INC.

                                TABLE OF CONTENTS


                                                                         PAGE(S)

PART I FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of March 31, 2004 (Unaudited)
              and December 31, 2003                                       3 - 4

            Consolidated Statements of Operations for the Three Months
              Ended March 31, 2004 (Unaudited) and 2003 (Unaudited)         5

            Consolidated Statements of Changes in Stockholders' Equity
              (Deficiency) for the Three Months Ended March 31, 2004
              (Unaudited)and for the Year Ended December 31, 2003         6 - 7

            Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 2004 (Unaudited) and 2003 (Unaudited)       8 - 9

            Notes to Consolidated Financial Statements                   10 - 32


      ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATION                       33 - 43

      ITEM 3. CONTROLS AND PROCEDURES                                    44 - 45


PART 2, OTHER INFORMATION

      ITEM 1. lEGAL PROCEEDINGS                                            45

      ITEM 2. CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES   45 - 46

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES                              46

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          46

      ITEM 5. OTHER INFORMATION                                            46

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                           46 - 47

      SIGNATURES                                                           48

ITEM 1 - FINANCIAL STATEMENTS

                                   LMIC, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                         March 31,    December 31,
                                                          2004            2003
                                                      ------------    ------------
                                                       (Unaudited)
ASSETS

Current Assets
   Cash and cash equivalents                          $ 1,860,436     $    10,480
   Accounts receivable, less allowance for doubtful
      accounts ($66,227 at March 31, 2004 and
      $46,161 at December 31, 2003)                       900,292         673,723
   Inventories                                          1,082,379         839,446
   Prepaid and other current assets                       381,560         375,000
                                                      -----------     -----------
        Total current assets                            4,224,667       1,898,649
                                                      -----------     -----------
Property and equipment, net                             4,238,538       4,555,436
                                                      -----------     -----------
Other Assets
   Restricted cash in escrow account                    4,980,000              --
   Deferred financing costs, net                           76,636              --
                                                      -----------     -----------
        Total other assets                              5,056,636              --
                                                      -----------     -----------
        Total assets                                  $13,519,841     $ 6,454,085
                                                      ===========     ===========

See Independent Auditors' Report and notes to consolidated financial statements.

ITEM 1 - FINANCIAL STATEMENTS

                                   LMIC, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                March 31,     December 31,
                                                                  2004            2003
                                                             ------------    ------------
                                                              (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
   Current portion of long-term debt                         $  2,920,357    $  3,296,587
   Accounts payable                                             1,483,778       2,479,419
   Accrued expenses and other current liabilities                 971,673       1,045,338
   Convertible promissory notes                                 1,915,960       3,951,978
   Loan payable - related parties                                 254,159         560,757
                                                             ------------    ------------
        Total current liabilities                               7,545,927      11,334,079
                                                             ------------    ------------
Other Liabilities
   Long-term debt, less current portion                           299,908         440,312
   Convertible promissory notes                                   250,000         400,000
   Convertible debentures, net of discount                      4,938,878              --
   Deferred occupancy cost                                        409,470         382,426
                                                             ------------    ------------
        Total other liabilities                                 5,898,256       1,222,738
                                                             ------------    ------------
        Total liabilities                                      13,444,183      12,556,817
                                                             ------------    ------------
Commitments and contingencies

Stockholders' Equity (Deficiency)
   Common stock, $.001 par value; 100,000,000 shares
      authorized; 17,901,232 shares in 2004 and 12,126,533
      shares in 2003 issued and outstanding                        17,902          12,127
   Warrants                                                        30,150              --
   Additional paid-in capital                                  24,810,281      16,606,912
   Retained earnings (deficit)                                (24,782,675)    (22,721,771)
                                                             ------------    ------------
        Total stockholders' equity (deficiency)                    75,658      (6,102,732)
                                                             ------------    ------------
        Total liabilities and stockholders' equity
           (deficiency)                                      $ 13,519,841    $  6,454,085
                                                             ============    ============

See Independent Auditors' Report and notes to consolidated financial statements.

ITEM 1 - FINANCIAL STATEMENTS

                                   LMIC, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

       Three Months Ended March 31, 2004 (Unaudited) and 2003 (Unaudited)


                                                    2004             2003
                                               ------------    ------------
Net sales                                      $  1,381,297    $  1,916,034

Cost of sales                                     2,184,553       2,169,975
                                               ------------    ------------
Gross loss                                         (803,256)       (253,941)

Selling, general and administrative expenses      1,158,592         903,402
                                               ------------    ------------
Operating loss                                   (1,961,848)     (1,157,343)
                                               ------------    ------------
Other income (expenses)
   Interest and other debt expense, net            (152,420)       (125,988)
   Rental and other income                           53,364          (3,912)
                                               ------------    ------------
         Total other income (expenses)              (99,056)       (129,900)
                                               ------------    ------------
Loss before income taxes                         (2,060,904)     (1,287,243)

Income taxes (benefit)                                 --              --
                                               ------------    ------------
Net loss                                         (2,060,904)     (1,287,243)

Retained earnings (deficit) - beginning         (22,721,771)    (16,931,696)
                                               ------------    ------------
Retained earnings (deficit) - end              $(24,782,675)   $(18,218,939)
                                               ============    ============
Net loss per common share

   Basic                                       $      (0.15)   $      (0.19)

See Independent Auditors' Report and notes to consolidated financial statements.

                                   LMIC, INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                  Three Months Ended March 31, 2004 (Unaudited)
                        and Year Ended December 31, 2003

                                                                                          Additional
                                  Number of                                                 Paid-in       Retained      Unearned
                                   Shares         Amount        Warrants     Capital       Earnings     Compensation      Total
                                 -----------   ------------   -----------  -----------    -----------   -----------    -----------
Balance, January 1, 2003        6,878,779         $6,879      $     --     $11,869,892  $ (17,018,198)    $(91,800)    $(5,233,227)

Issuance of common stock,
net of offering costs           3,191,707          3,192            --       4,733,427             --            --      4,736,619

Issuance of common stock -
  option conversion                 1,424              1            --           1,259             --            --          1,260

Issuance of common stock -
  reverse acquisition           1,499,775          1,500            --        (851,918)            --            --       (850,418)

Issuance of common stock -
  financing cost                  300,000            300            --         449,700             --            --        450,000

Issuance of common stock -
  consulting services               4,848              5            --           7,995             --            --          8,000

Issuance of common stock -
  sales commission                250,000            250            --         374,750             --            --        375,000

Contribution to additional
  paid-in capital                      --             --            --          21,807             --            --         21,807


See Independent Auditors' Report and notes to consolidated financial statements.

                                   LMIC, INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (Continued)

                  Three Months Ended March 31, 2004 (Unaudited)
                        and Year Ended December 31, 2003

                                                                           Additional
                                           Number of                         Paid-in        Retained      Unearned
                                            Shares     Amount   Warrants     Capital        Earnings    Compensation    Total
                                          ----------  -------    -------   ----------     -----------     -------     ----------
Net loss                                          --       --        --            --      (5,703,573)         --     (5,703,573)

Amortization of compensation expense              --       --        --            --              --      91,800         91,800
                                          ----------  -------    -------   ----------     -----------     -------     ----------
Balance, December 31, 2003                12,126,533   12,127        --    16,606,912     (22,721,771)         --     (6,102,732)

Issuance of common stock                   5,765,340    5,765               8,118,257              --          --      8,124,022

Issuance of common  stock -  consulting
  services                                     9,359       10        --        23,990              --          --         24,000

Discount on convertible debentures
                                                  --       --        --        61,122              --          --         61,122
Warrants                                          --       --    30,150            --              --          --         30,150

Net loss                                          --       --        --            --      (2,060,904)         --     (2,060,904)
                                          ----------  -------    -------   ----------     -----------     -------     ----------
Balance, March 31, 2004                   17,901,232  $17,902   $30,150   $24,810,281   $ (24,782,675)  $      --    $    75,658
                                          ==========  =======   ========  ===========    ============   =========    ===========


See Independent Auditors' Report and notes to consolidated financial statements.

                                   LMIC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       Three Months Ended March 31, 2004 (Unaudited) and 2003 (Unaudited)

                                                                         2004                2003
                                                                   ----------------    ---------------
  Operating Activities

     Net loss                                                      $     (2,060,904)   $    (1,287,243)
     Adjustments to reconcile net loss to net
        cash used in operating activities
        Depreciation and amortization                                       318,612            352,998
        Provision for doubtful accounts                                      20,066             11,145
        Amortization of unearned compensation                                     -             11,475
        Interest on related party debts                                      33,294                 --
        Interest on convertible promissory notes                                  -              1,259
        Deferred occupancy cost                                              27,044            (28,208)
        Consulting costs paid in stock                                       24,000                 --
        Increase (decrease) in cash due to
           changes in operating assets and liabilities
           Accounts receivable                                             (246,635)          (600,419)
           Inventories                                                     (242,933)           177,920
           Prepaid and other current assets                                  (6,560)             6,249
           Income taxes receivable                                               --              2,550
           Deferred revenue                                                      --           (474,714)
           Accounts payable and accrued expenses                         (1,069,306)           294,039
                                                                    ---------------     --------------
           Net cash used in operating activities                         (3,203,322)        (1,532,949)
                                                                    ---------------     --------------
  Investing Activities

     Purchase of property and equipment                                          --             (2,370)
     Security deposits                                                           --            490,337
                                                                    ---------------     --------------
           Net cash provided by investing activities                             --            487,967
                                                                    ---------------     --------------
  Financing Activities

     Proceeds from issuance of common stock,
        net of offering costs                                             8,124,023                526
     Proceeds from current debt                                              25,000                  -
     Proceeds from issuance of convertible debt                                  --            698,004
     Proceeds from line of credit, net of repayments                             --          2,000,000
     Repayment of line of credit                                                 --         (1,500,000)
     Proceeds from issuance of warrants                                      30,150                 --
     Loan to related parties                                                     --              2,616
     Repayment of convertible debt                                       (2,241,978)                --
     Payment of related party loans                                        (308,934)                --
     Repayment of long-term debt                                           (516,634)          (111,170)
     Deferred financing costs                                               (58,350)                --
                                                                    ---------------     --------------

See Independent Auditors' Report and notes to consolidated financial statements.

                                   LMIC, INC.

           Net cash provided by financing activities                      5,053,277          1,089,976
                                                                    ---------------     --------------


See Independent Auditors' Report and notes to consolidated financial statements.

                                   LIMC, INC.

       Three Months Ended March 31, 2004 (Unaudited) and 2003 (Unaudited)


                                                                   2004            2003
                                                              ------------    ------------
Net increase in cash and cash equivalents                        1,849,955          44,994

Cash and cash equivalents - beginning                               10,480          48,399
                                                              ------------    ------------
Cash and cash equivalents - end                               $  1,860,435    $     93,393
                                                              ============    ============
Supplemental disclosure of cash paid for:

      Interest                                                $    119,122    $    116,100
      Income taxes                                            $         --    $         --

Noncash Transactions

   Debt exchanged for common stock                            $         --    $  1,701,599
   Recharacterized accounts payable to term loan              $         --    $    662,966
   Issuance of 4% convertible debentures                      $  4,980,000    $         --
   Proceeds deposited in an interest bearing escrow account   $ (4,980,000)   $         --

See Independent Auditors' Report and notes to consolidated financial statements.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Three Months Ended March 31, 2004 (Unaudited) and
                              2003 (Unaudited) and
                          Year Ended December 31, 2003


1 -   BUSINESS

      The Company

      Linsang Manufacturing, Inc. ("LMI") was incorporated in the State of Delaware on December 2, 1999, and commenced operations on January 1, 2000.

      On July 17, 2003, LMI completed a reverse merger with a wholly-owned subsidiary of a publicly traded company (Cheshire Distributors, Inc.) with substantially no operations (the "Public Shell") in exchange for approximately 85% of the total outstanding shares of the Public Shell. The Public Shell changed its name to LMIC, Inc. and LMI changed its name to LMIC Manufacturing, Inc. (collectively "the Company"). The reverse merger transaction was accounted for as a recapitalization of LMI and, accordingly, the consolidated financial statements contain the historical results of LMI and the results of operations of the combined entities, from July 17, 2003. The stockholders' equity (deficiency) has been restated to give effect to recapitalization and reverse acquisition transactions.

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


2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation

      All inter-company transactions and balances have been eliminated.

      Basis of Presentation / Going Concern

      The consolidated financial statements include the accounts of LMIC, Inc. and its wholly-owned subsidiary LMIC Manufacturing, Inc. with all significant inter-company accounts and transactions eliminated, and have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Three Months Ended March 31, 2004 (Unaudited) and
                              2003 (Unaudited) and
                          Year Ended December 31, 2003


2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Basis of Presentation / Going Concern (Continued)

      However, the Company has sustained substantial operating losses in recent years. At March 31, 2004, current liabilities exceed current assets by approximately $3,321,000. At December 31, 2003, current liabilities exceed current assets by approximately $9,435,000 and total liabilities exceed total assets by approximately $6,103,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional equity financing and its ability to generate revenues sufficient to continue pursuing its business purpose. during the three months ended March 31, 2004, the Company issued $5 million of 4% convertible debentures (the $4,980.000 net proceeds of which are held in an escrow account to secure repayment of the debentures), and received $8,124.000 from the issuance of common stock, net of offering costs.

      Interim Financial Information (Unaudited)

      The interim financial statements of the Company as of March 31, 2004 and for the three months ended March 31, 2004 and 2003, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. The unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited statements reflect all adjustments necessary to present fairly the results of its operations and its cash flows for the three months ended March 31, 2004 and 2003.

      Cash and Cash Equivalents

      Cash equivalents are highly liquid investments and have maturities of three months or less at the date of purchase.

      Restricted Cash in Escrow Account

      The restricted cash in escrow account on the consolidated balance sheet as of March 31, 2004 aggregates $4.98 million. The restricted balance is held in a cash collateral account to secure repayment of 4% convertible debenture (see note 7).

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Three Months Ended March 31, 2004 (Unaudited) and
                              2003 (Unaudited) and
                          Year Ended December 31, 2003


2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Fair Value of Financial Instruments

      The fair value of cash and cash equivalents, trade receivables, accounts payable, borrowings under the line of credit, the term loan, and the convertible promissory notes are not materially different than their carrying amounts as reported at March 31, 2004. These values represent the estimated amounts the Company would receive or pay to terminate agreements, taking into consideration current market rates and the current creditworthiness of the counterparties. The fair value of long-term debt, including the current portion, is estimated based on rates currently offered to the Company for debt of the same remaining maturities.

      Accounts Receivable

      The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $66,227 at March 31, 2004, and $46,161 at December 31, 2003.

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

      Revenue Recognition

      Revenue is derived from the sale of manufactured products, installation and maintenance, as well as engineering design and prototyping services. Revenue for manufactured products is realized when title and risk of loss have transferred to the buyer. Revenue is also recognized when delivery has not occurred ("Bill and Hold

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Three Months Ended March 31, 2004 (Unaudited) and
                              2003 (Unaudited) and
                          Year Ended December 31, 2003


2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Revenue Recognition (Continued)

      Revenue") when the following criteria have been met: Risk of ownership passes to the buyer; there is a fixed commitment to purchase the goods; the buyer requests the transaction; there is a fixed schedule of delivery of the goods; the earnings process is complete; there are no further performance obligations; the product is complete and ready for shipment; and the goods are segregated from all other inventory. Amounts received in advance of shipment are recorded as deferred revenue until shipped or the above Bill and Hold criteria have been met. Revenue and profits related to product design and development contracts, which are short-term in duration, usually less than three months, are recognized as stages or deliverables, as defined by customer contracts, are achieved. Revenue and profits for installation service are recognized at stages or completion of the installation, as defined by the contract. Maintenance revenue is recognized either on a monthly basis, if the customer is on a retainer, or upon completion of the maintenance performed in the field or on premises.

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

      Stock-Based Compensation

      The Company accounts for its stock-based compensation plans utilizing an intrinsic value approach pursuant to the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. At March 31, 2004, the Company had stock based employee compensation plans, which are described more fully in note 12 "Stock Option Plans".

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Three Months Ended March 31, 2004 (Unaudited) and
                              2003 (Unaudited) and
                          Year Ended December 31, 2003


2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                                March 31,            March 31,
                                                  2004                 2003
                                           ----------------     ----------------
      Net loss, as reported                $   (2,060,904)        $  (1,287,243)

      Less:  Compensation expense                       -                     -
                                           ---------------      ----------------
      Pro forma                            $   (2,060,904)        $  (1,287,243)
                                           ===============      ================
      Earnings (Loss) Per Share:
      Basic - as reported                  $        (0.15)        $       (0.19)
            - proforma                     $        (0.15)        $       (0.19)
      Diluted - as reported                $        (0.14)        $       (0.18)
              - proforma                   $        (0.14)        $       (0.18)

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

      Warranty Costs

      The Company warrants its products against defects in design and workmanship for one year. A provision for estimated future costs relating to warranty expense is recorded when products are shipped.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Three Months Ended March 31, 2004 (Unaudited) and
                              2003 (Unaudited) and
                          Year Ended December 31, 2003


2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, and trade accounts receivable. From time to time, cash balances exceed FDIC insured limits. LMIC's cash and cash equivalents are managed by recognized financial institutions, which follow the Company's investment policy. Such investment policy limits the amount of credit exposure in any one issue and the maturity date of the investment securities that typically comprise investment grade short-term debt instruments.

      Concentration of credit risk results from sales and related accounts receivable for customers comprising a significant proportion of overall net sales and receivables. During the three months ended March 31, 2004 and 2003 and year ended December 31, 2003, approximately 0% and 28% and 33%, respectively, of the Company's net sales were with related parties (see note 8).

      Sales Concentrations

      For the three months ended March 31, 2003, the Company made sales to one related party of $458,000, representing 23.5% of total sales. Sales to related parties in 2003 aggregated 33.4% of total sales.

      For the three months ended March 31, 2004 and 2003, the Company made sales to one unrelated customer of $585,000 and $998,000, respectively, representing 41.7% and 51.2% of total sales, respectively.

      Shipping and Handling Costs

      Shipping costs of $33,311 and $3,796 for the three months ended March 31, 2004 and 2003, respectively, are included in selling, general and administrative expenses.

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

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Three Months Ended March 31, 2004 (Unaudited) and
                              2003 (Unaudited) and
                          Year Ended December 31, 2003


3 -   INVENTORIES

      Inventories consist of the following:

                                                                      March 31,             December 31,
                                                                        2004                    2003
                                                                   --------------         --------------
      Raw materials                                                $      766,173         $      514,901
      Work in progress                                                    299,024                286,380
      Finished goods                                                       17,182                 38,165
                                                                   --------------         --------------
            Total                                                  $    1,082,379         $      839,446
                                                                   ==============         ==============


4 -   PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                Estimated Useful
                                                     Lives            March 31,             December 31,
                                                     Years              2004                    2003
                                              -------------------  --------------         --------------
      Production and test equipment                    7           $    4,809,912         $    4,809,912
      Information and communications
         Systems                                       5                  792,455                792,455
      Software                                         3                  856,855                856,855
      Vehicles                                         5                   32,500                 32,500
      Leasehold improvements                           7                1,743,195              1,743,195
      Furniture and fixtures                           7                  182,313                182,313
                                                                   --------------         --------------
            Total property and equipment                                8,417,230              8,417,230

            Less:  Accumulated
               depreciation and amortization                            4,178,692              3,861,794
                                                                   --------------         --------------
                                                                   $    4,238,538         $    4,555,436
                                                                   ==============         ==============

      Total related depreciation and amortization expense aggregated $316,898 and $352,998 for the three months ended March 31, 2004 and 2003, respectively. For the three months ended March 31, 2004 and 2003, approximately $190,000 and $212,000, respectively, were allocated to cost of sales.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Three Months Ended March 31, 2004 (Unaudited) and
                              2003 (Unaudited) and
                          Year Ended December 31, 2003


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

      In September and December 2003, this loan was modified to defer the monthly principal payment until January 2004. The bank debt agreements contain various covenants that, among other things, prohibit cash dividends to shareholders. The Company is in violation of the requirements to maintain minimum tangible net worth and cash flow coverage ratios. The Company is currently negotiating with the bank to restructure the current debt and the term covenants. At March 31, 2004 and December 31, 2003, the term loan balance is reflected as short-term.

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

      The Company is obligated to make the following minimum principal long-term debt payments:

          Twelve Months Ending           Bank             Landover
                 March 31,             Term-Loan          Facility             Total
          --------------------        -----------        ----------          ---------

                  2005               $  2,588,524        $  331,833       $  2,920,357
                  2006                          -           299,908            299,908
                                     ------------        ----------       ------------
                                     $  2,588,524        $  631,741       $  3,220,265
                                     ============        ==========       ============

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Three Months Ended March 31, 2004 (Unaudited) and
                              2003 (Unaudited) and
                          Year Ended December 31, 2003


5 -   DEBT (Continued)

      Convertible Debt

      During 2002, the Company issued convertible promissory notes totaling $4,352,246 to related parties, including the majority stockholder of the Company, Mr. Kwok Li. The debt bears interest, payable annually, at the prime rate. Through December 31, 2002, $3,379,318 of this debt was converted into shares of the Company at a conversion rate of $3.52 as adjusted for the reverse acquisition ($.60 per share pre-reverse). In March 2003, $972,928 was converted at a rate of $1.52 as adjusted for the reverse acquisition ($.26 per share pre-reverse). During the year ended December 31, 2003, approximately $698,000 was received and converted at a rate of $1.52 as adjusted for the reverse acquisition ($.26 per share pre-reverse).

      On June 27, 2002, the Company issued a $2,000,000 convertible promissory note which bears interest of 8%, and was originally due and payable on October 15, 2002. This note was a bridge loan from a third party in anticipation of a private placement which did not occur. In October 2002, the note was amended to extend the due date to January 15, 2003. In 2003, the note was amended a second time to change the terms to a demand note. As consideration for the second amendment, the Company issued 300,000 shares of the Company's common stock valued at $1.50 per share or $450,000, which has been expensed and is reflected in interest and other debt expense in 2003. The note was personally guaranteed by the majority stockholder, Mr. Kwok Li, and can be converted into shares of the Company's common stock at a rate of $14.66 per share as adjusted for the reverse acquisition ($2.50 per share pre-reverse). At December 31, 2003, this debt included accrued interest of approximately $242,000. This note was paid in full as of March 31, 2004.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Three Months Ended March 31, 2004 (Unaudited) and
                              2003 (Unaudited) and
                          Year Ended December 31, 2003


5 -   DEBT (Continued)

      Convertible Debt (Continued)

      In February 2003, the Company entered into a short-term $2 million term note payable agreement with a related party, Laurus Master Funds, Ltd. The note bears interest at 8.35% per annum and was secured by the personal guarantee in the form of collaterized bank deposits of $2 million by Mr. Kwok Li.

      In November 2003, the Company entered into a $4,000,000 working capital line of credit with this related party, which included a refinancing of the $2 million short-term note payable. Principal amounts of the note may be converted into the Company's $.001 par value common stock at an exercise price of 125% of the average closing price for the twenty (20) days prior to the conversion notice. The Company shall issue additional 7 year warrants to purchase a number of shares equal to 5% of the principal being converted divided by 125% of the fixed conversion price. The line of credit accrues interest at the prime rate (4% at December 31, 2003) plus .5%. It is collateralized by all the assets of the Company and a limited personal guarantee of the principal stockholder. In conjunction with this new facility, the Company issued 7 year warrants to purchase up to 200,000 shares of the Company's common stock with an exercise price of 125% of the average closing price of the common stock for the twenty (20) days prior to the exercise notice. The warrants cannot be exercised if, on the exercise date, the exercise would result in beneficial ownership of the lender or affiliates exceeding 4.99% of the total outstanding common stock of the Company. An additional $1,500,000 was advanced on November 23, 2003. Mr. Li transferred his rights to the $2 million bank account that secured his guarantee. Those parties then consented to the use of those funds to be included in the Vertical Venture private placement and the company use those funds to satisfy the Company's indebtedness, and received 1,333,334 shares of stock in the Company and 7 year warrants to purchase an additional 1,333,334 shares of stock with an exercise price of 125% the average closing price of the commons tock for the twenty (20) dyas prior to exercise ntoice. The three unrelated parties received 1,333,334 shares of stock in the company. The related warrants were transferred to Mr. Li's wife. At March 31, 2004, the principal outstanding balance on this facility was $1,531,000.

      On July 17, 2003, in conjunction with the reverse acquisition, the Company assumed a convertible (at the Company's discretion) loan payable to Laurus Master Funds Ltd. of $600,000, bearing interest at 8%, payable in 12 equal monthly installments of $50,000, commencing on September 1, 2004. The conversion price per share is 100% of the average closing price of the common stock for the twenty (20) days prior to the first repayment date.

      In August 2003, the Company issued a convertible promissory note for up to $1,000,000, with a conversion price into common stock of $25 per share, to an individual. Interest is computed at an annual rate of 3% per annum, and is payable annually. Interest can be paid with registered shares at a 5% discount on the market price of LMIC common stock based on a 30-day average. The balance received, and due under this note at March 31, 2004,

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Three Months Ended March 31, 2004 (Unaudited) and
                              2003 (Unaudited) and
                          Year Ended December 31, 2003


      and at December 31, 2003, aggregated $35,000 and $10,000 respectively.

      In March 2004, the Company sold in a private placement a $5,000,000 4% convertible debenture, which is due on September 11, 2006, and common stock purchase warrant to purchase 810,373 of the Company's common stock, par value $.001 per share, at an exercise price (effective set price) of $2.468 per share. The cash proceeds of the private placement are held in a cash collateral account to secure repayment of the debenture. This debenture is convertible into shares of common stock at the option of the holder, in whole or in part, at any time, subject to provisions that the holder after giving effect of the conversion does not beneficially own in excess of 4.99% of the total shares outstanding. The Company may elect to redeem some or all of the then outstanding debentures for an amount in cash equal to an optional redemption amount which would be an amount equal to 115% of the principal if converted prior to January 31, 2005, 110% if converted prior to January 31, 2006, and 105% at all other times. Mandatory redemption in the event of default shall be an amount equal to 105% of the principal amount prior to January 31, 2005, 103% prior to January 31, 2006, and 100% thereafter. In addition, the Company may force a conversion upon proper notification and provided that the Volume Weighted Average Price ("VWAP") is 200% or more of the effective set price for each of any 15 consecutive trading days prior to the forced conversion notice. The holder has the option to convert at the set price at any time upon proper notification.

      The fair value of the warrant aggregated $61,122 at the time of issuance, which was determined using the Black Scholes pricing model with the following assumptions; zero dividends, .05 volatility, term of 5 years and a risk free rate of 4%. The fair value of the warrants has been recorded as additional paid-in capital and reduced the carrying value of the notes.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Three Months Ended March 31, 2004 (Unaudited) and
                              2003 (Unaudited) and
                          Year Ended December 31, 2003


5 -   DEBT (Continued)

      Convertible Debt (Continued)

      At March 31, 2004, the Company's convertible debt was approximately as follows:

                                          Short-Term    Long-Term      Total
                                         -----------   ----------- -----------

      Working capital line                $1,531,000   $       --   $1,531,000
      8% term loan                        $  350,000   $  250,000   $  600,000
      3% promissory note                  $   35,000                $   35,000
      4% convertible debentures                        $4,938,878   $4,938,878
                                         -----------   ----------- -----------
                                          $1,916,000   $ 5,188,878 $ 7,104,878
                                         ===========   =========== ===========

      At December 31, 2003, the Company's convertible debt was approximately as follows:

                                    Short-Term    Long-Term      Total
                                   -----------   ----------- -----------

      Working capital line                $1,500,000   $       --   $1,500,000
      8% term loan                           200,000      400,000      600,000
      3% promissory note                      10,000           --       10,000
      8% promissory note                   2,242,000           --    2,242,000
                                         -----------   ----------- -----------
                                          $3,952,000   $  400,000   $4,352,000
                                         ===========   =========== ===========

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Three Months Ended March 31, 2004 (Unaudited) and
                              2003 (Unaudited) and
                          Year Ended December 31, 2003


6 -   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      At March 31, 2004 and December 31, 2003, accrued expenses and other current liabilities were approximately as follows:

                                      March 31,       December 31,
                                        2004              2003
                                   ------------     --------------
      Payroll                       $   28,000      $    298,000
      Payroll taxes                    457,000           207,000
      Warranty                          51,000            46,000
      Employee benefits                139,000           172,000
      Material purchase                      -           283,000
      Rent                              22,000            22,000
      Legal fees                       127,000                 -
      Financing costs                   25,000                 -
      Accounting fees                   26,000                 -
      Other                             97,000            17,000
                                    ----------      ------------
                                    $  972,000      $  1,045,000
                                    ==========      ============

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Three Months Ended March 31, 2004 (Unaudited) and
                              2003 (Unaudited) and
                          Year Ended December 31, 2003


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

      In December 2003, the Company entered into an agreement with Vertical Ventures LLC, an investment firm and placement agent, to raise approximately $6 million through the sale of the Company's $.001 par value common stock, at a purchase price of $1.50 per share, via a private placement. A warrant to purchase an additional share of common stock at an exercise price of $1.50 per share is attached to each share. The private placement closed in January 2004, raising approximately $5,755,000 net of offering cost of approximately $320,000 and issued 4,048,675 shares.

      In March 2004, the Company entered into an agreement with Aladdin Investments, LLC, an investment firm and placement agent, to raise additional capital via a private placement of the Company's $.001 par value common stock at a purchase price of $1.50 per share. The private placement also includes the sale of common stock warrants, with an exercise price of $1.50, at a purchase price of $.01 per warrant. As of March 31,

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Three Months Ended March 31, 2004 (Unaudited) and
                              2003 (Unaudited) and
                          Year Ended December 31, 2003


7-    EQUITY (Continued)

      Private Placement (Continued)

      2004, the Company has received approximately $4,469,000 net of offering costs of approximately $206,000 and issued 3,116,667 shares of common stock. In addition, the Company received $30,150 as proceeds from the sale of 3,015,000 warrants.

      In March 2004, the Company sold in a private placement a $5,000,000 4% convertible debenture, which is due on September 11, 2006, and common stock purchase warrant to purchase 810,373 of the Company's common stock, par value $.001 per share, at an exercise price (effective set price) of $2.468 per share. The cash proceeds of the private placement are held in a cash collateral account to secure repayment of the debenture. This debenture is convertible into shares of common stock at the option of the holder, in whole or in part, at any time, subject to provisions that the holder after giving effect of the conversion does not beneficially own in excess of 4.99% of the total shares outstanding. The Company may elect to redeem some or all of the then outstanding debentures for an amount in cash equal to an optional redemption amount which would be an amount equal to 115% of the principal if converted prior to January 31, 2005, 110% if converted prior to January 31, 2006, and 105% at all other times. Mandatory redemption in the event of default shall be an amount equal to 105% of the principal amount prior to January 31, 2005, 103% prior to January 31, 2006, and 100% thereafter. In addition, the Company may force a conversion upon proper notification and provided that the Volume Weighted Average Price ("VWAP") is 200% or more of the effective set price for each of any 15 consecutive trading days prior to the forced conversion notice. The holder has the option to convert at the set price at any time upon proper notification.

      The fair value of the warrant aggregated $61,122 at the time of issuance, which was determined using the Black Scholes pricing model with the following assumptions; zero dividends, .05 volatility, term of 5 years and a risk free rate of 4%. The fair value of the warrants has been recorded as additional paid-in capital and reduced the carrying value of the notes.

      Registration Statement

      The Company is also actively pursuing additional financing to fund future operations. The Company has filed a registration statement under the Securities Act of 1933 to register shares to be sold by existing shareholders. The Company will not receive any proceeds from the sale of the common stock. The Company will pay for the expenses of this offering.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Three Months Ended March 31, 2004 (Unaudited) and
                              2003 (Unaudited) and
                          Year Ended December 31, 2003


7-    EQUITY (Continued)

      Agent Representation and Confidentiality Agreement

      In August 2003, the Company issued 250,000 shares of common stock, valued at $375,000 ($1.50 per share), based on private placement offering price, as compensation pursuant to an agreement with an agent. The agent is to provide the Company with orders projected to be valued at approximately $20 million within 12 months. If within the 12 months the orders fall materially below $20 million, then the agent will forfeit a commensurate portion of the shares. Accordingly, the related sales commission has been reflected as a prepayment. As of March 31, 2004 and December 31, 2003, the Company received approximately $0 and $300,000, respectively, of orders, the decrease due to cancelled orders. (See note 5 "Convertible Debt").

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Three Months Ended March 31, 2004 (Unaudited) and
                              2003 (Unaudited) and
                          Year Ended December 31, 2003


8 -   RELATED PARTIES

      The Company transacts business with companies owned by the Company's majority stockholder. Related party receivables and payables and transactions with these parties are summarized below:

                                               March 31,      December 31,
                                                 2004             2003
                                             ------------     ------------
      Accounts receivable from
         affiliated companies                $       -        $          -
      Accounts payable to affiliated
         companies                           $       -        $     75,240
      Sales to affiliated companies          $       -        $  2,051,488
         (see note 2 sales concentration)

      During the three months ended March 31, 2004 and year ended December 31, 2003, the Company entered into three one year sublease agreements with related parties. Two of the subleases are scheduled to expire on March 31, 2004, and the other on January 30, 2004. These leases have been continued on a month to month basis. Rental income for the three subleases aggregates approximately $18,000 per month. Rental income for the three months ended March 31, 2004 and 2003 aggregated approximately $53,000 and $0, respectively.

      During 2002, $1,116,925 of accounts payable to a related party was converted into long-term debt bearing interest at the prime rate. There is no stipulated maturity date. During 2003, the Company reduced its liability by applying approximately $650,000 of sales invoices for services provided and approximately $61,000 for rent charged to this related party. Interest expense for the three months ended March 31, 2004 and 2003 aggregated approximately $0 and $11,000, respectively. At March 31, 2004 and December 31, 2003, the outstanding balance aggregated approximately $135,000 and $444,000, respectively.

      In December 2002, the Company entered into a loan agreement with a director for $200,000. The loan payable is evidenced by a $200,000 promissory note, which bears interest, at 8% per annum and is payable annually. In December 2003, $100,000 of the loan was converted into common stock in conjunction with a private placement. (See note 7). At March 31, 2004 and December 31, 2003, the outstanding balance, inclusive of $19,168 and $16,832 of accrued interest, aggregates $119,168 and $116,832, respectively.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Three Months Ended March 31, 2004 (Unaudited) and
                              2003 (Unaudited) and
                          Year Ended December 31, 2003


8 -   RELATED PARTIES (Continued)

      In February 2003, the Company entered into a short-term $2 million term note payable agreement with a related party. The note bears interest at 8.35% per annum. In November 2003, this note was replaced with a $4 million working capital line of credit. In addition, the Company assumed, as part of the reverse merger, a convertible loan (at the Company's discretion) of $600,000, bearing interest at 8%, payable in 12 equal monthly installments of $50,000, commencing on September 1, 2004. (See note 5).


9 -   COMMITMENTS AND CONTINGENCIES

      Leases

      The Company rents office, production and warehousing facilities in Beltsville, Maryland under an operating lease arrangement expiring in 2011. Future payments under this operating lease is as follows as of March 31, 2004:

              Twelve Months Ending
                    March 31,                      Total
              --------------------           -----------------

                      2005                   $   1,012,630
                      2006                       1,053,135
                      2007                       1,095,260
                      2008                       1,139,071
                      2009                       1,184,633
                   Thereafter                    2,836,753
                                             -------------
                                             $   8,321,482
                                             =============

      The lease for the Brightseat warehouse expired on March 31, 2003. The Company received a three-month extension, which terminated in June 2003.

      Rent expense for the three months ended March 31, 2004 and 2003 was $334,724 and $337,259, respectively.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Three Months Ended March 31, 2004 (Unaudited) and
                              2003 (Unaudited) and
                          Year Ended December 31, 2003


9 -   COMMITMENTS AND CONTINGENCIES (Continued)

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

      Cash and Cash Equivalents

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At March 31, 2004, the Company's bank balance exceeded the FDIC insured limits by approximately $2,174,000. At December 31, 2003, the Company's bank balances did not exceed the FDIC insured limits. (See note 2 "Concentration of Credit Risk").


10 -  EARNINGS PER SHARE

      Basic and diluted earnings per share (EPS) were calculated using the following for the three months ended March 31,2004 and 2003 and year ended December 31, 2003:

                                                   March 31,        March 31,
                                                     2004             2003
                                                -------------   ---------------
      Net loss                                  $ (2,060,904)   $ (1,287,243)
                                                ============    ============
      Weighted average shares for basic EPS:
         Weighted average shares                  14,122,381       6,878,918
         Effect of dilutive securities stock
            options                                  775,206         154,784
                                                ------------    ------------
         Weighted avereage shares for
            diluted EPS                           14,897,587       7,033,702
                                                ============    ============

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Three Months Ended March 31, 2004 (Unaudited) and
                              2003 (Unaudited) and
                          Year Ended December 31, 2003


10 -  EARNINGS PER SHARE (Continued)

      Options to purchase approximately 128,000 and 247,485 shares as of March 31, 2004 and 2003, respectively, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

      At March 31, 2004, shares associated with the possible conversion of approximately $7,166,000 of convertible debt and 810,373 warrants were not included in the computation of diluted EPS because the conversion price was equal to or greater than the average market price of the common shares.


11 -  INCOME TAXES

      The provision for income taxes consisted of the following for the three months ended March 31, 2004 and 2003:

                                                        March 31,         March 31,
                                                          2004              2003
                                                    ---------------    -------------
      Current tax provision (benefit)               $         -         $        -
      Deferred tax provision (benefit)                        -                  -
                                                    -------------       ------------
               Total provision (benefit) for
                  income taxes                      $         -         $        -
                                                    =============       ============

      A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:
                                                        March 31,         March 31,
                                                          2004              2003
                                                    ---------------    -------------
      Statutory federal tax rate                    $        34.0       $       34.0
      State taxes (net of federal tax benefit)                4.6                4.6
                                                    -------------       ------------

                                                    $        38.6       $       38.6
                                                    =============       ============


                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Three Months Ended March 31, 2004 (Unaudited) and
                              2003 (Unaudited) and
                          Year Ended December 31, 2003


11 -  INCOME TAXES (Continued)

      The source and tax effects of the temporary differences giving rise to the Company's net deferred tax assets are as follows:

                                                        March 31,          December 31,
                                                          2004                 2003
                                                     -------------      -----------------
      Deferred income tax assets
         Capitalized inventory                       $     37,602      $      31,691
         Reserves                                          25,564             17,818
         Net operating loss                             9,390,608          8,595,122
                                                     ------------      -------------
               Total deferred income tax assets         9,453,774          8,644,631
                                                     ------------      -------------
      Deferred income tax liabilities
         Property and equipment                           219,993            155,993
                                                     ------------      -------------
               Total deferred income tax liability        219,993            155,993
                                                     ------------      -------------
               Net deferred asset                       9,233,781          8,488,638

      Valuation allowance                               9,233,781         (8,488,638)
                                                     ------------      -------------
               Total deferred asset, net             $          -      $           -
                                                     ============      =============

      SFAS No. 109 requires that a valuation allowance be recorded against tax assets that are not likely to be realized. The net operating loss carryforwards of approximately $24,328,000 expires in the years 2021 through 2023. The Company has recorded a valuation allowance against these tax assets and will recognize the benefits only as a reassessment demonstrates they are realizable. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in the future operations as a reduction in the Company's income tax expense.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Three Months Ended March 31, 2004 (Unaudited) and
                              2003 (Unaudited) and
                          Year Ended December 31, 2003


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

      In September 2003, the Company adopted a "2003 Stock Option Plan" to provide an incentive to employees, directors, and consultants, whose contributions to the Company will be important to the success of the Company. The Company has reserved 2,000,000 shares of $.001 par value common stock for issuance under the Plan. The Plan shall remain in effect for a term of ten (10) years unless sooner terminated. The option price, which shall be approved by the Board of Directors ("Board"), shall in no event be less than 100% in the case of Incentive Stock Options ("ISO"), and 85% in the case of other options, of the fair market value of the Company's common stock at the time the option is granted. Terms of the grants, expiration dates, and vesting schedules are determined by the Board at the time of the grant. The Plan has not issued any new options through March 31, 2004. In April 2004, the Board of Directors approved the issuance of 416,200 incentive stock options.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Three Months Ended March 31, 2004 (Unaudited) and
                              2003 (Unaudited) and
                          Year Ended December 31, 2003


12 -  STOCK OPTION PLANS (Continued)

      A summary of stock option activity for the year ended December 31, 2003 and for the three months ended March 31, 2004 is as follows:

                                                           Weighted Average
                                         Number of         Exercise Price
                                          Options             Per Share
                                      --------------      ------------------
                                       (As adjusted for the reverse acquisition)

      Balance at January 1, 2003           604,680              1.77

      Granted                               39,403              3.52
      Cancelled                            251,096              1.17
      Exercised                             (1,424)             0.88
                                       -----------       -----------
      Balance at December 31, 2003         391,564              2.32

      Granted                                    -                 -
      Cancelled                                  -                 -
      Exercised                                  -                 -
                                       -----------       -----------
      Balance at March 31, 2004            391,564              2.32
                                       ===========       ===========

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

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Three Months Ended March 31, 2004 (Unaudited) and
                              2003 (Unaudited) and
                          Year Ended December 31, 2003


13 -  EMPLOYEE BENEFIT PLAN

      Effective January 1, 2004, the Company no longer participates in a 401(k) Profit Sharing Plan and Trust (the 401(k) Plan) which was adopted by an entity owned by the common stockholder. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provided tax-deferred salary deductions for eligible employees. Participants must be 21 years of age and may make voluntary contributions to the Plan of a percentage of their compensation not to exceed the federally determined maximum allowable contribution. The Company was obligated to match 3% of participants' salaries. Employees were eligible to participate on the first day of the month following 90 days of continuous full-time employment. Participants vested in the Company contributions when the contributions were made. For the three months ended March 31, 2004 and 2003, the Company contributed approximately $0 and $26,000, respectively, to the plan.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS.

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

      Initially, operations were headquartered in space leased from Lucent Technologies in their Landover, Maryland facilities. In November of 2001, LMI took occupancy of a newly renovated state-of-the-art manufacturing facility in Beltsville, Maryland. We have built what we believe to be a state-of-the-art, secure and scalable integrated information environment to allow complete visibility and effective use of critical design, quality, production and field information. This environment is made up of databases and electronic tracking systems to enable comprehensive data collection and full traceability. This system is made available to our customers via the Internet, allowing them total access to the current status of their project.

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

                           FORWARD-LOOKING STATEMENTS

      This document includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements regarding LMIC, Inc. and its subsidiaries' and affiliates' (collectively, the "Company") expected future financial position, results of operations, cash flows, financing plans, business strategy, products and services, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include words such as "anticipate," "if," "believe," "plan," "estimate," "expect," "intend," "may," "could," "should," "will," and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain and readers must recognize that actual results may differ materially from the Company's expectations. The Company does not undertake a duty to update such forward-looking statements. Factors that may cause actual results to differ from those in the forward-looking statement include those set forth in the Company's most recent Annual Report on Form 10-KSB, and also include: the Company's ability to fund it operations, to generate additional sales, and to obtain waivers of existing defaults under its debt documents; actions of the Company's competitors; and changes in general economic conditions. Many of these factors are outside the Company's control.

                              RESULTS OF OPERATIONS

                                    REVENUES

      Our revenues for the three months ended March 31, 2004 were approximately $1,381,297, a decrease of approximately 28% ($543,737) as compared to revenues of $1,916,034 for the comparable period in the prior year. This decrease was attributable to reduction in engineering services, and a move away from contracts with related parties. For the three months ending March 31, 2003, we had over $500,000 in sales to related parties, compared to no sales to related parties for the same quarter of 2004. Additionally, as the result of diversifying our customer base, our production in the first three months of 2004 consisted of smaller contracts, of complex design and/or prototype phase. In the same period of 2003, we had one major customer, with one product already in volume production.

      LMIC's revenue profile has changed dramatically over the last three years. Starting with essentially one telecom equipment customer in 2001, we now have over 30 customers in various fields, such as defense electronics, medical technology, industrial controls, power line, broadband broadcast and commercial electronics. For the three months ended March 31, 2004, of the $1,381,297 in revenue, only $145,000 was attributable to engineering services, while $1,236,297 was attributable to the manufacture of our customers' product. For the same period of the prior year, approximately $37,000 was attributable to engineering services, and the balance of approximately $1,870,000 was from the manufacture of customers' product. We have built a small sales team with heavy dependence on outside independent sales representatives. This strategy has allowed us to replace the lost telecom revenue with a diverse customer base. We expect to continue to focus on sales and generate revenue growth. The Company currently has in excess of $8,000,000 of sales orders expected to be completed and shipped during the third quarter of 2004.

      For the three months ended March 31, 2004, there was no revenue generated from sales to related parties compared to approximately 28% for the three months ended March 31, 2003.

      The following table represents sales to affiliates sales and such sales as a percentage of total sales.


----------------------------------------------------------------------------------------------------------
                                                         Three Months Ended March 31,
----------------------------------------------------------------------------------------------------------
                                           2004         Percentage                 2003        Percentage
----------------------------------------------------------------------------------------------------------
Sales to Related Parties            $        --                 0%          $   546,000               28%
----------------------------------------------------------------------------------------------------------
Sales to Non - Related Parties      $ 1,381,297               100%          $ 1,370,034               72%
----------------------------------------------------------------------------------------------------------
Total Sales                         $ 1,381,297               100%          $ 1,916,034              100%
----------------------------------------------------------------------------------------------------------

                                  GROSS MARGIN

      For the three months ended March 31, 2004 the Company incurred a gross loss of $(803,256) or (58.2%) of sales as compared to a gross loss of $(253,941) or (13.3%) of sales for the three months ended March 31, 2003. Management attributes this increase in the gross loss to the decrease in revenue compared to the same period last year caused by a drop in engineering services contracts, which provide us with the best margin, and the increase in new customers in the prototype stage of development. We also have a number of complex designs, which can increase labor costs.

      The Company expects to show additional gross loss for the second quarter, however, it is anticipated that second half of the year 2004 will provide positive gross margin due to increased sales to existing and new customers, as well as new defense-related business.

                               OPERATING EXPENSES

      Total operating expenses for the three months ended March 31, 2004 were $1,158,592. The total operating expenses for the three months ended March 31, 2003 were $903,402. The increase in operating costs of approximately $255,000 or 28% includes increase in payroll and related expenses of approximately $85,000, consulting and outside services of approximately $50,000, professional and accounting fees of approximately $110,000, an increase attributable to new compliance costs associated with being a public company, and bad debt expense of approximately $10,000.

                                  RENTAL INCOME

      During 2003, we entered into three subleases with related entities. These subleases generated approximately $53,000 and $0 of income for the three months ended March 31, 2004 and 2003, respectively. The subleases expired in January and March 2004. We have extended these leases on a month-to-month basis.

                         INTEREST AND OTHER DEBT EXPENSE

      Interest expense for the three months ended March 31 2004 aggregated approximately $162,000 as compared to $126,000 for the three months ended March 31, 2003, an increase of $36,000 or 29%. The increase is primarily attributed to accrued interest on a short-term $1.5 million term note payable agreement with a related party, Laurus Master Funds, Ltd.

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

      We have discussed the application of these critical accounting policies with our Board of Directors and the Audit Committee. We have adopted new accounting policies over the past three years. See Note 2 to the financial statements for recent accounting pronouncements.

                                   RECEIVABLES

      We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. At March 31, 2004 and December 31, 2003, the receivables of $900,292 and $673,723, respectively, included reserves of $66,227 and $46,161, respectively. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial condition, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and re-evaluated and adjusted as additional information is received.

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

                               LEGAL CONTINGENCIES

      We may be subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to the environment, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. At March 31, 2004, there are no material legal proceedings, nor are there any reserves established.

                         LIQUIDITY AND CAPITAL RESOURCES

                              OPERATING ACTIVITIES

      Net cash used by operations for the three months ended March 31, 2004 was $3,203,322. The use of cash is directly attributed to the net loss of approximately $2,060,904. This loss included non-cash deductions aggregating $423,016, consisting of depreciation and amortization of $318,612, interest on related party debts of $33,294, provision for doubtful accounts of $20,066, deferred occupancy costs of $27,044, and financing and consulting cost paid in stock. Other uses of cash were evidenced by increases in accounts receivables of $246,635 and inventory of $242,933, both of which are attributed to the increase production volume and material purchases for the increase in order backlog. Other uses included decrease in accounts payable and accrued expense of $1,069,306 and increase in prepaid and other current assets of $6,560.

      Net cash used by operations for the three months ended March 31, 2003, was $1,532,949. The use of cash is directly attributed to the net loss of $1,287,243. This loss included non-cash expenses aggregating $348,669, consisting of depreciation of $352,998, amortization of unearned compensation of $11,475, interest on convertible promissory notes of $1,259, provision for bad debts of $11,145 and deferred occupancy costs of ($28,208). Other uses of cash were evidenced by increases in accounts receivable of $600,419, decrease in inventories of $177,920, increase in accounts payable and accrued expenses of $294,039, decrease in prepaid expenses and income tax receivables aggregating approximately $8,800 and a decrease in deferred revenue of $474,714. The Company's consolidated its operations into its facility in Beltsville, Maryland which the Company leases under a long-term lease expiring in 2011. The lease provides for escalating annual rent of approximately $1,003,000, $1,043,000 and $1,085,000 for the years ending December 31, 2004, 2005, and 2006. The total commitment through 2011 aggregates $8,321,482. This facility affords the Company the ability to grow and is expected to accommodate sales levels of up to $100 million.

                              INVESTING ACTIVITIES

      There were no proceeds or uses of cash resulting from investing activities for the three months ended March 31, 2004. However, the Company concluded a private placement for the sale of $5,000,000 of 4% convertible debentures. The proceeds aggregating $4,980,000 were deposited in a restricted account, currently controlled by an escrow agent.

      Net cash provided by investing activities was $487,967 for the three months ended March 31, 2003. We purchased equipment for $2,370. We reflected a cash inflow of $490,337 from rent security deposit. The security deposit was established in 2001 when a separate cash account was established to collateralize a letter of credit issued for the benefit of the landlord of our Beltsville facility. This account was liquidated in 2003 to satisfy monthly rent obligations on which we had fallen behind.

                              FINANCING ACTIVITIES

      Net cash provided by financing activities was $5,053,277 for the three months ended March 31, 2004. We received proceeds from the private placement with Vertical Ventures LLC and Aladdin Investments, LLC, aggregating approximately $8,154,000, net of offering cost through the sale of the Company's $.001 par value common stock. In a private placement with Vertical Ventures LLC, a warrant to purchase additional shares of common stock at an exercise price of $1.50 per share is attached to each share. The private placement with Aladdin Investments, LLC, includes the sale of common stock purchase warrants at a purchase price of $.01 per warrant. In March 2004, the Company sold in a private placement a $5,000,000 4% convertible debenture, which is due on September 11, 2006, and common stock purchase warrants to purchase 810,373 of the Company's common stock, par value $.001 per share, at an exercise price of $2.47 per share. The cash proceeds of $4,980,000, net of legal fees of $20,000 paid on behalf of the bond holders, are held in a cash collateral account to secure repayment of the debenture. Other proceeds from financing activities include $25,000 from convertible promissory note, dated October 28, 2003, in favor of Rod Whitton.

      We have made repayment of $2,241,978 on the convertible note, dated June 26, 2002, in favor of Fuel Centers, Inc. This note is paid in full as of March 31, 2004. Other payments include payment of $499,504 on the term loan in favor of Branch Banking & Trust Company, $308,934 on current debt from related party, and $17,130 towards the Settlement Agreement dated June 16, 2003, between LMIC Manufacturing, Inc. and Lucent Technologies (Landover Lease).

      Net cash provided by financing activities was $1,089,976 for the three months ended March 31, 2003. We received proceeds of $698,004 from the issuance of convertible debt, $526 from the issuance of the Company's common stock, $2,616 from the loan to related parties and repaid $1,500,000 of the line of credit. We made payment of $111,170 on the term loan in favor of Banking Branch & Trust Company.

      The Company has filed a registration statement under the Securities Act of 1933 to register shares to be sold by existing stockholders. The Company will not receive any proceeds from the sale of the common stock. The Company will pay for the expenses of this offering.

      The Company is currently in violation of two financial covenants under its $5,000,000 term note payable, with a remaining balance of approximately $2,600,000. The Company does not comply with the minimum tangible net worth and the cash flow coverage ratios. As a result of this non-compliance, the total note is classified as a current liability. The Company is current on its monthly principal payments and the bank has not requested acceleration of these payments. The Company is negotiating to restructure this debt.

                                  INDEBTEDNESS

         The following table summarizes the terms of our principal indebtedness as of December 31, 2003 and March 31, 2004.
                                ($'s in $1,000's)

---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
                       Principal      Principal
                       Amount at      Amount at
Indebtedness           12/31/03       3/31/04       Interest Rate   Maturity         Collateral      Conversion Feature
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
LMIC Manufacturing,
Inc.
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Promissory Note,       $3,088         $2,588        Prime rate +    June 1, 2005     All assets of   None
dated May 31, 2001,                                 1% per annum                     LMI
in favor of Branch
Banking and Trust
Company
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Convertible Note,      $2,242         $0            8% per annum    Upon demand      None            None (the conversion
dated June 26, 2002,                                                                                 rights have expired)
in favor of Fuel
Centers, Inc.
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
LMIC, Inc.
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Amended and Restated   $1,500         $1,531        Prime rate +    November 19,     All assets of   $2.50 per share, subject
Convertible Note,                                   .5% per annum   2006             LMIC, Inc.      to anti-dilution
dated November 20,                                                                   (other than     adjustment.  The
2003, in favor of                                                                    the security    conversion price is also
Laurus Master Fund,                                                                  for the         re-adjusted for each $1.5
Ltd.                                                                                 Convertible     million in principal
                                                                                     Debentures)     amount converted
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Convertible Note,      $600           $600          8% per          July 17, 2005    None            100% of the average
dated July 17, 2003,                                annum.  No                                       closing price of the
in favor of Laurus                                  interest                                         common stock for the 20
Master Fund, Ltd.                                   begins to                                        days prior to September
                                                    accrue until                                     1, 2004, subject to
                                                    July 17, 2004                                    anti-dilution adjustments
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Promissory Note,       $200           $100          8% per annum    Upon demand      None            None
dated December 12,
2002, in favor of
Ajit K. Medhekar
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Convertible            $10            $35           3% per annum    October 28,      None            $25.00 per share, subject
Promissory Note,                                                    2008                             to anti-dilution
dated October 28,                                                                                    adjustment
2003, in favor of
Rod Whitton
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Convertible            ----------     $5,000        4% per annum    September 11,    A cash          $2.468 per share, subject
Debenture, dated                                                    2006             deposit of      to anti-dilution
March 11, 2003, in                                                                   $4,980          adjustment
favor of Omicron
Master Trust, Ltd.
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------

         The following table represents the Company's current and future obligations under it existing debt agreements.

----------------------------------------- ----------------------------- --------------------------- ---------------------------
              Indebtedness                         Short Term                   Long Term                      Total
----------------------------------------- ----------------------------- --------------------------- ---------------------------
LMIC Manufacturing, Inc.
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Promissory Note, dated May 31 2001, in                          $2,588                          $0                       $2,588
favor of Branch Banking and Trust
Company
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Settlement Agreement dated July 12,                               $332                        $300                         $632
2003, between LMIC Manufacturing, Inc.
and Lucent Technologies (Landover Lease)
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Convertible Debt
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Amended and restated Convertible Note                           $1,531                          $0                        1,531
dated November 20, 2003, in favor of
Laurus Master Fund, Ltd
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Convertible Note, dated July 17, 2003                             $350                        $250                         $600
in favor of Laurus Master Fund, Ltd.
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Convertible Promissory Note dated June                              $0                          $0                           $0
26, 2002 in favor of Fuel Centers, Inc.
Repaid 1st Quarter 2004
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Convertible Promissory Note dated                                  $35                          $0                          $35
October 28, 2003, in favor of Rod
Whitton
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Totals                                                          $4,836                        $550                       $5,386
----------------------------------------- ----------------------------- --------------------------- ---------------------------


                                  GOING CONCERN

We have incurred net losses of approximately $5,704,000, $8,334,000 and $9,317,000 for the years ended December 31, 2003, 2002 and 2001, respectively. At March 31, 2004, current liabilities exceed current assets by $3,321,260, and reflect equity of $75,658. In addition, we had a net loss of $2,060,904 for the quarter ended March 31, 2004 and net cash used in operating activities of $3,203,322. As of March 31, 2004 we had unrestricted cash and cash equivalent of $1,860,436, which is less than the operating loss and cash used in operating activities for the first quarter of 2004. Unless we are able to raise additional funds, we may be forced to curtail operations which could have a material adverse effect on us. In addition, there can be no assurance as to whether or on what terms any such financing would be available. These factors create substantial doubt about our ability to continue as a going concern.

Management has been aggressively pursuing, and has successfully been able to raise much needed equity and debt financing. This success is evidenced by a new $4,000,000 revolving credit facility entered into in November 2003, a private placement, in January 2004, for the sale of our $.001 par value common stock which raised net proceeds aggregating approximately $5,800,000, a second private placement, in March 2004, for the sale of our $.001 par value common stock, which raised net proceeds of approximately $4,500,000, and a third private placement, in March 2004, where we sold a $5,000,000, 4% convertible debenture, which is due September 11, 2006. During 2004, the Company has repaid approximately $2,300,000 of 8% convertible promissory notes. It is anticipated that the Company will repay approximately $1,685,000 of installment debt during 2004. There has been no request for acceleration of the Company's equipment loan with Branch Bank and Trust Company, and the Company is aggressively pursuing the possibility of restructuring this debt. We have also made significant progress in its transformation into a contract manufacturer. Management has consolidated operations and reduced overhead costs, as discussed above. In addition, the sales team has been aggressively pursuing sales leads as evidenced by the increased sales orders aggregating in excess of $8,000,000, expected to be completed and delivered during the third quarter of 2004. It is anticipated that the operations will be able to generate a positive cash flow, provided additional equity financing is obtained, with the continued focus of management on controlling costs.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

      Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined by Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) as of March 31, 2004 (the "Evaluation Date"), have each independently concluded that, as of the Evaluation Date, the controls and procedures were effective at ensuring that required information required to be disclosed by the Company in the reports that it files under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission's rules and forms.


      Our management, including our chief executive officer and chief financial officer , does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design and the benefits of controls must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Internal Control Over Financial Reporting.

      For the period ended March 31, 2004, there were no changes to our internal controls or in other factors that could significantly affect our internal controls over financial reporting.

                           PART II. Other Information
Item 1. Legal Proceedings

On January 30, 2004, Prince George's County initiated a suit against LMIC Manufacturing, Inc. to secure $277,499.04 in delinquent property taxes in the Circuit Court for Prince George's County, Maryland. Certain of these delinquent taxes have been paid, however, Prince George's County is contesting a manufacturing exemption for our operations, resulting in additional taxes being assessed in the amount of approximately $188,000. We have been disputing this matter, and anticipate to go to trial on this claim within the next six months.

Item 2. Changes in Securities and Purchases of Equity Securities

The Registrant made the following unregistered sales of Securities in 2004:

Jesup & Lamont Warrants. In February of 2004, we issued warrants to purchase 28,000 shares of common stock to Jesup & Lamont representing 8% of the shares sold in the October 2003 private placement. The warrants to purchase shares of common stock were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

InteSec Shares. In March of 2004 we issued 8,252 shares of common stock pursuant to the terms of an Independent Contractor Agreement, dated November 19, 2003 to InteSec Group LLC. Under the terms of the Independent Contractor Agreement, the Company had the option to pay certain sums due under the contract in either cash or stock (with the amount of stock to be issued subject to a formulaic price set forth in the contract). The shares of common stock were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

January 2004 Private Placement. Concluding on or about January 15, 2004, we sold 4,048,675 shares of common stock and warrants to purchase an additional 4,048,675 shares of Common Stock at an exercise price of $1.50 per share. The securities were sold in a private placement to purchasers with whom we had had substantial contacts prior to the filing of the registration statement and whom we reasonably believe to be accredited investors. The purchasers represented and warranted in the purchase agreement, among other things, that such purchasers were "accredited investors" and were not purchasing as a result of a general solicitation. The shares of common stock and warrants were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. We paid a placement fee of $147,000 to Ashendon Finance and Company, SA.

Debenture Private Placement. On or about March 13, 2004, we sold $5 million aggregate principal amount of convertible debentures (which are convertible into common stock at the rate of $2.468 per share) and warrants to purchase 810,373 shares of common stock for an aggregate purchase price of $5,000,000. The proceeds of the private placement are held by a custodian and pledged to secure repayment of the debentures until such time as the debentures are repaid or converted into common stock. The securities were sold in a private placement to purchasers with whom we had had substantial contacts prior to the filing of the registration statement and whom we reasonably believe to be accredited investors. The purchasers represented and warranted in the purchase agreement, among other things, that such purchasers were "accredited investors" and were not purchasing as a result of a general solicitation. The debentures and warrants were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. Omicron was paid a fee of $40,000 for this transation.

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


Item 3. Defaults Upon Senior Securities

LMIC Manufacturing, Inc., owes approximately $3,088,000 to Branch Bank & Trust Company for the financing of machinery and equipment. Under the provisions of the note we are required to mainatain certain financial performance criteria and abide by certain restrictive covenants. We have not met those criteria and are in the process of determining whether we have violated any of the restrictive covenants. Through the reporting period ended September 30, 2003 the bank had waived the failure to meet the performance criteria set forth in the note. Discussions are under way with the bank to modify the loan agreement to restrict the liens to just the equipment covered by the finanacing agreement and to modify certain other required financial terms. In lieu of an agreement it is the Company's position to seek relief by refinancing the equipment debt with another financial institution.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. 32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(b) Reports on Form 8-K On January 9, 2004, the Company filed a Current Report on Form 8-K/A disclosing that LMIC, Inc. consummated two financing transactions to secure funding for its future growth to meet the needs of the rapidly improving contract manufacturing industry, yielding net cash proceeds of approximately $1.5 million to fund operations.

      On January 22, 2004, the Company filed a Current Report on Form 8-K disclosing that LMIC, Inc. sold 3,300,000 shares of its common stock, par value $.001 per share, and associated warrants to purchase an additional 3,300,000 shares of commons stock, to certain institutional investors, raising an aggregate of $4,950,000 in net proceeds.

      On March 17, 2004, the Company filed a Current Report on Form 8-K disclosing that LMIC, Inc. completed a $4.7 million equity private placement and a $5 million convertible debenture private placement.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 24, 2004
                                   LMIC, INC.
                                               By: /s/ Luis P. Negrete
                                                   -------------------
                                               Luis P. Negrete
                                               President and Chief Executive
                                               Officer

                                               By:/s/ Payesh Jhaveri
                                                  ------------------
                                               Payesh Jhaveri
                                               Chief Financial Officer