Form 10QSB
period 2004-06-30
LMIC INC
filed 2004-08-16
CIK 946283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934 for the
                      Quarterly Period Ended June 30, 2004

     [_] Transition Report to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period form _____________ to _____________

                                     0-26186
                            (Commission File Number)

                                   LMIC, INC.

             (Exact Name of Registrant as Specified in its Charter)



           Delaware                                          84-1029 987
(State or Other Jurisdiction of                             (IRS Employer
Incorporation or Organization)                           Identification Number)


                 6435 Virginia Manor Road, Beltsville, MD 20705
                    (Address of Principal Executive Offices)

                                 (240) 264-8310
              (Registrants' Telephone Number, Including Area Code)

              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

As of August 12, 2004, 17,951,264 shares of Common Stock, par value $.001 per share, of LMIC, Inc. were issued and outstanding.

                                   LMIC, INC.


                                TABLE OF CONTENTS


                                                                         PAGES

PART I FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

              Consolidated Balance Sheets as at June 30, 2004
                (Unaudited)and December 31, 2003                         3 - 4

              Consolidated Statements of Operations for the Three
                 and Six Months Ended June 30, 2004 (Unaudited)
                 and 2003 (Unaudited)                                    5

              Consolidated Statements of Changes in Stockholders'
                 Equity (Deficiency) for the Six Months Ended
                 June 30, 2004 (Unaudited)and for the Year Ended
                 December 31, 2003                                       6

               Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 2004 (Unaudited) and
                  2003 (Unaudited)                                       7 - 8

               Notes to Consolidated Financial Statements for the
                  Six Months Ended June 30, 2004 (Unaudited) and
                  2003 (Unaudited) and Year Ended December 31, 2003      9 - 25

       ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATION                      26 - 32

       ITEM 3. CONTROLS AND PROCEDURES                                   33

PART 2 OTHER INFORMATION

       ITEM 1. LEGAL PROCEEDINGS                                         34

       ITEM 2. CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES  34

       ITEM 3. DEFAULTS UPON SENIOR SECURITIES                           35

       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       35

       ITEM 5. OTHER INFORMATION                                         35

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                          35

       SIGNATURES                                                        36

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                   LMIC, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                         June 30,       December 31,
                                                           2004             2003
                                                      --------------   --------------
                                                       (Unaudited)
ASSETS

Current Assets
   Cash and cash equivalents                          $      156,472   $       10,480
   Accounts receivable, less allowance for doubtful
      accounts ($33,452 at June 30, 2004 and
      $46,161 at December 31, 2003)                          916,243          673,723
   Inventories                                             1,498,738          839,446
   Prepaid and other current assets                          408,537          375,000
                                                      --------------   --------------
        Total current assets                               2,979,990        1,898,649
                                                      --------------   --------------
Property and equipment, net                                4,015,445        4,555,436
                                                      --------------   --------------
Other Assets
   Restricted cash in escrow account                       4,980,000               --
   Deferred financing costs, net                              70,998               --
                                                      --------------   --------------
        Total other assets                                 5,050,998               --
                                                      --------------   --------------
        Total assets                                  $   12,046,433   $    6,454,085
                                                      ==============   ==============



See Independent Auditors' Report and notes to consolidated financial statements.

ITEM 1 - FINANCIAL STATEMENTS

                                   LMIC, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                June 30,     December 31,
                                                                  2004            2003
                                                             ------------    ------------
                                                              (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
   Current portion of long-term debt                         $    2,822,468    $    3,296,587
   Accounts payable                                               2,292,416         2,479,419
   Accrued expenses and other current liabilities                   846,369         1,045,338
   Convertible promissory notes                                   2,035,000         3,951,978
   Loan payable - related parties                                   510,752           560,757
                                                             --------------    --------------
        Total current liabilities                                 8,507,005        11,334,079
                                                             --------------    --------------
Other Liabilities
   Long-term debt, less current portion                             153,145           440,312
   Convertible promissory notes                                     100,000           400,000
   Convertible debentures, net of discount                        4,938,878                --
   Deferred occupancy cost                                          436,515           382,426
                                                             --------------    --------------
        Total other liabilities                                   5,628,538         1,222,738
                                                             --------------    --------------
        Total liabilities                                        14,135,543        12,556,817
                                                             --------------    --------------
Commitments and contingencies

Stockholders' Equity (Deficiency)
   Common stock, $.001 par value; 100,000,000 shares
      authorized; 17,905,856 shares in 2004 and 12,126,533
      shares in 2003 issued and outstanding                          17,906            12,127
   Warrants                                                          30,217                --
   Additional paid-in capital                                    24,818,277        16,606,912
   Retained earnings (deficit)                                  (26,955,510)      (22,721,771)
                                                             --------------    --------------
        Total stockholders' equity (deficiency)                  (2,089,110)       (6,102,732)
                                                             --------------    --------------
        Total liabilities and stockholders' equity
           (deficiency)                                      $   12,046,433    $    6,454,085
                                                             ==============    ==============



See Independent Auditors' Report and notes to consolidated financial statements.

ITEM 1 - FINANCIAL STATEMENTS

                                   LMIC, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

    THREE AND SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED) AND 2003 (UNAUDITED)



                                    Three Months Ended                   Six Months Ended
                                         June 30,                            June 30,
                             --------------------------------    --------------------------------
                                  2004              2003              2004              2003
                             --------------    --------------    --------------    --------------
Net sales                    $    1,525,926    $      899,112    $    2,907,223    $    2,815,146

Cost of sales                     2,443,797         1,337,751         4,628,350         3,507,726
                             --------------    --------------    --------------    --------------
Gross loss                         (917,871)         (438,639)       (1,721,127)         (692,580)

Selling, general and
  administrative expenses         1,171,741           724,224         2,330,333         1,627,626
                             --------------    --------------    --------------    --------------
Operating loss                   (2,089,612)       (1,162,863)       (4,051,460)       (2,302,026)
                             --------------    --------------    --------------    --------------
Other income (expenses)
   Interest and other
     debt expense, net             (148,326)         (143,618)         (300,745)         (269,606)
   Rental and other income           65,103            92,642           118,467            88,730
                             --------------    --------------    --------------    --------------
        Total other income
         (expenses)                 (83,223)          (50,976)         (182,278)         (180,876)
                             --------------    --------------    --------------    --------------
Loss before income taxes         (2,172,835)       (1,213,839)       (4,233,739)       (2,501,082)

Income taxes (benefit)                   --                --                --                --
                             --------------    --------------    --------------    --------------
Net loss                         (2,172,835)       (1,213,839)       (4,233,739)       (2,501,082)

Retained earnings
   (deficit)- beginning         (24,782,675)      (18,305,441)      (22,721,771)      (17,018,198)
                             --------------    --------------    --------------    --------------
Retained earnings
   (deficit) - end           $  (26,955,510)   $  (19,519,280)   $  (26,955,510)   $  (19,519,280)
                             ==============    ==============    ==============    ==============
Net loss per common share

   Basic                     $        (0.12)   $        (0.15)   $        (0.26)   $        (0.34)
   Diluted                   $        (0.10)   $        (0.15)   $        (0.22)   $        (0.33)



See Independent Auditors' Report and notes to consolidated financial statements.

                                   LMIC, INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

Six Months Ended June 30, 2004 (Unaudited) and Year Ended December 31, 2003



                                                                            Additional
                                 Number of                                    Paid-in
                                  Shares         Amount        Warrants       Capital
                               ------------   ------------   ------------   ------------
Balance, January 1, 2003          6,878,779   $      6,879   $         --   $ 11,869,892

Issuance of common stock,
net of offering costs             3,191,707          3,192             --      4,733,427

Issuance of common stock -
  option conversion                   1,424              1             --          1,259

Issuance of common stock -
  reverse acquisition             1,499,775          1,500             --       (851,918)

Issuance of common stock -
  financing cost                    300,000            300             --        449,700

Issuance of common stock -
  consulting services                 4,848              5             --          7,995

Issuance of common stock -
  sales commission                  250,000            250             --        374,750

Contribution to additional
  paid-in capital                        --             --             --         21,807

Net loss                                 --             --             --             --

Amortization of compensation
  expense                                --             --             --             --
                               ------------   ------------   ------------   ------------
Balance, December 31, 2003       12,126,533         12,127             --     16,606,912

Issuance of common stock          5,765,340          5,765             --      8,118,257

Issuance of common stock -
  consulting services                13,983             14             --         31,986

Discount on convertible
  debentures                             --             --             --         61,122

Warrants                                 --             --         30,217             --

Net loss                                 --             --             --             --
                               ------------   ------------   ------------   ------------
Balance, June 30, 2004           17,905,856   $     17,906   $     30,217   $ 24,818,277
                               ============   ============   ============   ============

                               Retained
                               Earnings        Unearned
                               (Deficit)      Compensation        Total
                              ------------    ------------    ------------
Balance, January 1, 2003      $(17,018,198)   $    (91,800)   $ (5,233,227)

Issuance of common stock,
net of offering costs                   --              --       4,736,619

Issuance of common stock -
  option conversion                     --              --           1,260

Issuance of common stock -
  reverse acquisition                   --              --        (850,418)

Issuance of common stock -
  financing cost                        --              --         450,000

Issuance of common stock -
  consulting services                   --              --           8,000

Issuance of common stock -
  sales commission                      --              --         375,000

Contribution to additional
  paid-in capital                       --              --          21,807

Net loss                        (5,703,573)             --      (5,703,573)

Amortization of compensation
  expense                               --          91,800          91,800
                              ------------    ------------    ------------
Balance, December 31, 2003     (22,721,771)             --      (6,102,732)

Issuance of common stock                --              --       8,124,022

Issuance of common stock -
  consulting services                   --              --          32,000

Discount on convertible
  debentures                            --              --          61,122

Warrants                                --              --          30,217

Net loss                        (4,233,739)             --      (4,233,739)
                              ------------    ------------    ------------
Balance, June 30, 2004        $(26,955,510)   $         --    $ (2,089,110)
                              ============    ============    ============



See Independent Auditors' Report and notes to consolidated financial statements.

                                   LMIC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

         SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED) AND 2003 (UNAUDITED)



                                                           2004           2003
                                                       -----------    -----------
Operating Activities

   Net loss                                            $(4,233,739)   $(2,501,082)
   Adjustments to reconcile net loss to net
      cash used in operating activities
      Depreciation and amortization                        549,845        705,995
      Provision for doubtful accounts                       30,283         11,145
      Amortization of unearned compensation                     --         91,800
      Interest on related party debts                        4,718             --
      Interest on convertible promissory notes                  --          1,280
      Deferred occupancy cost                               54,089          8,289
      Consulting services paid in stock                     32,000             --
      Increase (decrease) in cash due to
         changes in operating assets and liabilities
         Accounts receivable                              (272,803)        96,588
         Inventories                                      (659,292)       365,327
         Prepaid and other current assets                  (33,537)        (9,152)
         Income taxes receivable                                --          2,550
         Deferred revenue                                       --       (633,596)
         Accounts payable and accrued expenses            (385,971)      (218,061)
                                                       -----------    -----------
         Net cash used in operating activities          (4,914,407)    (2,078,917)
                                                       -----------    -----------
Investing Activities

   Security deposits                                            --        917,270
                                                       -----------    -----------
         Net cash provided by investing activities              --        917,270
                                                       -----------    -----------
Financing Activities

   Proceeds from bank overdraft                                 --         67,861
   Proceeds from issuance of common stock,
      net of offering costs                              8,124,022          1,260
   Proceeds from current debt                               25,000      2,000,000
   Proceeds from issuance of convertible debt                   --        698,004
   Proceeds from line of credit, net of repayments              --     (1,500,000)
   Proceeds from issuance of warrants                       30,217             --
   Repayment of convertible debt                        (2,241,978)            --
   Payment of related party loans                          (54,723)            --
   Repayment of long-term debt                            (761,287)      (111,170)
   Deferred financing costs                                (60,852)            --
                                                       -----------    -----------
Net cash provided by financing activities                5,060,399      1,155,955
                                                       -----------    -----------



See Independent Auditors' Report and notes to consolidated financial statements.

                                   LIMC, INC.

         SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED) AND 2003 (UNAUDITED)




                                                             2004            2003
                                                          -----------    -----------
Net increase in cash and cash equivalents                     145,992         (5,692)

Cash and cash equivalents - beginning                          10,480         48,399
                                                          -----------    -----------
Cash and cash equivalents - end                           $   156,472    $    42,707
                                                          ===========    ===========
Supplemental disclosure of cash paid for:

      Interest                                            $    96,465    $   291,788
      Income taxes                                        $        --    $        --

Noncash Transactions

   Debt exchanged for common stock                        $        --    $ 1,701,599
   Recharacterized accounts payable to term loan          $        --    $   662,960
   Issuance of 4% convertible debentures                  $ 5,000,000    $        --
   Proceeds deposited in a restricted interest bearing
     escrow account                                       $(4,980,000)   $        --
   Legal fees related to convertible debenture included
    In Deferred Charges                                   $    20,000



See Independent Auditors' Report and notes to consolidated financial statements.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

1 - BUSINESS

                                   THE COMPANY

Linsang Manufacturing, Inc. ("LMI") was incorporated in the State of Delaware on December 2, 1999, and commenced operations on January 1, 2000.

On July 17, 2003, LMI completed a reverse merger with a wholly owned subsidiary of a publicly traded company (Cheshire Distributors, Inc.) with substantially no operations (the "Public Shell") in exchange for approximately 85% of the total outstanding shares of the Public Shell. The Public Shell changed its name to LMIC, Inc. and LMI changed its name to LMIC Manufacturing, Inc. (collectively "the Company"). The reverse merger transaction was accounted for as a recapitalization of LMI and, accordingly, the consolidated financial statements contain the historical results of LMI and the results of operations of the combined entities from July 17, 2003. The stockholders' equity (deficiency) has been restated to give effect to recapitalization and reverse acquisition transactions.

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

                      BASIS OF PRESENTATION / GOING CONCERN

The consolidated financial statements include the accounts of LMIC, Inc. and its wholly-owned subsidiary LMIC Manufacturing, Inc. with all significant inter-company accounts and transactions eliminated, and have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. At June 30, 2004, current liabilities exceed current assets by approximately $5,527,000 and total liabilities exceed total assets by approximately $2,089,000. At December 31, 2003, current liabilities exceed current assets by approximately $9,435,000 and total liabilities exceed total assets by approximately $6,103,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional financing and its ability to generate revenues sufficient to continue pursuing its business purpose. During the six months ended June 30, 2004, the Company issued $5 million of 4% convertible debentures (the $4,980,000 net proceeds of which are held in an escrow account to secure repayment of the debentures), and received approximately $8,124,000 from the issuance of common stock, net of offering costs.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


                    INTERIM FINANCIAL INFORMATION (UNAUDITED)

The interim financial statements of the Company as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. The unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited statements reflect all adjustments necessary to present fairly the results of its operations and its cash flows for the three and six months ended June 30, 2004 and 2003.

                            CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid investments and have maturities of three months or less at the date of purchase.

                        RESTRICTED CASH IN ESCROW ACCOUNT

The restricted cash in escrow account on the consolidated balance sheet as at June 30, 2004 aggregates $4.98 million. The restricted balance is held in a cash collateral account to secure repayment of 4% convertible debenture (see notes 5 and 7).

                       FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of cash and cash equivalents, trade receivables, accounts payable, borrowings under the line of credit, the term loan, and the convertible promissory notes are not materially different than their carrying amounts as reported at June 30, 2004. These values represent the estimated amounts the Company would receive or pay to terminate agreements, taking into consideration current market rates and the current creditworthiness of the counterparties. The fair value of long-term debt, including the current portion, is estimated based on rates currently offered to the Company for debt of the same remaining maturities.

                               ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $33,452 at June 30, 2004, and $46,161 at December 31, 2003.

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

Six Months Ended June 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


                               REVENUE RECOGNITION

Revenue is derived from the sale of manufactured products, installation and maintenance, as well as engineering design and prototyping services. Revenue for manufactured products is realized when title and risk of loss have transferred to the buyer. Revenue is also recognized when delivery has not occurred ("Bill and Hold Revenue") when the following criteria have been met: risk of ownership passes to the buyer; there is a fixed commitment to purchase the goods; the buyer requests the transaction; there is a fixed schedule of delivery of the goods; the earnings process is complete; there are no further performance obligations; the product is complete and ready for shipment; and the goods are segregated from all other inventory. Amounts received in advance of shipment are recorded as deferred revenue until shipped or the above Bill and Hold criteria have been met. Revenue and profits related to product design and development contracts, which are short-term in duration, usually less than three months, are recognized as stages or deliverables, as defined by customer contracts, are achieved. Revenue and profits for installation service are recognized at stages or completion of the installation, as defined by the contract. Maintenance revenue is recognized either on a monthly basis, if the customer is on a retainer, or upon completion of the maintenance performed in the field or on premises.

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

                            STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans utilizing an intrinsic value approach pursuant to the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. At June 30, 2004, the Company had stock based employee compensation plans, which are described more fully in note 12 "Stock Option Plans".

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                      STOCK-BASED COMPENSATION (CONTINUED)

Compensation costs are not recorded in net income for stock options granted under these plans as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

As required by SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB statement No. 123, the following table shows the estimated effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.



                                 June 30,          June 30,
                                   2004              2003
                              --------------    --------------

Net loss, as reported         $   (4,233,739)   $   (2,501,082)

Less:  Compensation expense               --                --
                              --------------    --------------
Pro forma                     $   (4,233,739)   $   (2,501,082)
                              ==============    ==============
Earnings (Loss) Per Share:
Basic - as reported           $        (0.26)   $        (0.34)
      - proforma              $        (0.26)   $        (0.34)
Diluted - as reported         $        (0.22)   $        (0.34)
        - proforma            $        (0.22)   $        (0.34)



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

Six Months Ended June 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

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

Concentration of credit risk results from sales and related accounts receivable for customers comprising a significant proportion of overall net sales and receivables. During the six months ended June 30, 2004 and 2003 and year ended December 31, 2003, approximately 0%, 34% and 33%, respectively, of the Company's net sales were with related parties (see note 8).

                              SALES CONCENTRATIONS

For the three and six months ended June 30, 2003, the Company made sales to one related party of $298,000 and $613,000, representing 33.1% and 21.8% of total sales, respectively. Sales to related parties in 2003 aggregated 33.4% of total sales.

For the three months ended June 30, 2004 and 2003, the Company made sales to one unrelated customer of $669,000 and $244,000, respectively, representing 43.8% and 27.2% of total sales, respectively. For the six months ended June 30, 2004 and 2003, the Company made sales to one unrelated customer of $1,254,000 and $1,242,000, respectively, representing 43.1% and 44.1% of total sales, respectively.

                           SHIPPING AND HANDLING COSTS

Shipping costs of $24,405 and $702 for the three months ended June 30, 2004 and 2003, respectively, are included in selling, general and administrative expenses. Shipping costs of $57,716 and $4,498 for the six months ended June 30, 2004 and 2003, respectively, are included in selling, general and administrative expenses.


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

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

3 - INVENTORIES

Inventories consist of the following:



                             June 30,        December 31,
                               2004              2003
                          --------------   --------------
       Raw materials      $      911,622   $      514,901
       Work in progress          487,826          286,380
       Finished goods             99,290           38,165
                          --------------   --------------
             Total        $    1,498,738   $      839,446
                          ==============   ==============


4 -   PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                Estimated Useful
                                                     Lives-                June 30,          December 31,
                                                     Years                  2004                 2003
                                                ----------------     ------------------   ------------------

       Production and test equipment                  7              $        4,809,912   $        4,809,912
       Information and communications
          systems                                     5                         792,455              792,455
       Software                                       3                         856,855              856,855
       Vehicles                                       5                          32,500               32,500
       Leasehold improvements                         7                       1,743,195            1,743,195
       Furniture and fixtures                         7                         182,313              182,313
                                                                     ------------------   ------------------
             Total property and equipment                                     8,417,230            8,417,230

             Less:  Accumulated
                depreciation and amortization                                 4,401,785            3,861,794
                                                                     ------------------   ------------------
                                                                     $        4,015,445   $        4,555,436
                                                                     ==================   ==================



For the three months ended June 30, 2004 and 2003, related depreciation and amortization expense aggregated $223,093 and $352,997, respectively, of which approximately $134,000 and $212,000, respectively, were allocated to cost of sales. For the six months ended June 30, 2004 and 2003, related depreciation and amortization expense aggregated $539,992 and $705,995, respectively, of which approximately $324,000 and $424,000, respectively, were allocated to cost of sales.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

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

In September and December 2003, this loan was modified to defer the monthly principal payment until January 2004. The bank debt agreements contain various covenants that, among other things, prohibit cash dividends to shareholders. The Company is in violation of the requirements to maintain minimum tangible net worth and cash flow coverage ratios. The Company is currently negotiating with the bank to restructure the current debt and the term covenants. At June 30, 2004 and December 31, 2003, the term loan balance is reflected as short-term.

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

The Company is obligated to make the following minimum principal long-term debt payments:


Twelve Months Ending           Bank             Landover
       June 30,             Term-Loan          Facility             Total
--------------------        -----------        ----------          ---------
        2005               $  2,365,734        $  456,734       $  2,822,468
        2006                          -           153,145            153,145
                           ------------        ----------       ------------
                           $  2,365,734        $  609,879       $  2,975,613
                           ============        ==========       ============

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

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

On June 27, 2002, the Company issued a $2,000,000 convertible promissory note that bears interest at 8%, and was originally due and payable on October 15, 2002. This note was a bridge loan from a third party in anticipation of a private placement that did not occur. In October 2002, the note was amended to extend the due date to January 15, 2003. In 2003, the note was amended a second time to change the terms to a demand note. As consideration for the second amendment, the Company issued 300,000 shares of the Company's common stock valued at $1.50 per share or $450,000, which has been expensed and is reflected in interest and other debt expense in 2003. The note is personally guaranteed by the majority stockholder, Mr. Kwok Li, and can be converted into shares of the Company's common stock at a rate of $14.66 per share as adjusted for the reverse acquisition ($2.50 per share pre-reverse). At December 31, 2003, this debt included accrued interest of approximately $242,000. This note was paid in full as of March 31, 2004.

In February 2003, the Company entered into a short-term $2 million term note payable agreement with a related party, Laurus Master Funds, Ltd. The note bears interest at 8.35% per annum and was secured by the personal guarantee in the form of collaterized bank deposits of $2 million by Mr. Kwok Li.

In November 2003, the Company entered into a $4,000,000 working capital line of credit with this related party, which included a refinancing of the $2 million short-term note payable. Principal amounts of the note may be converted into the Company's $.001 par value common stock at an exercise price of $2.50; provided, however, that for every $1.5 million of conversions made the conversion price thereafter will be adjusted to equal 103% of the average closing price for the thirty days prior to the last day of the period during which the $1.5 million was converted. Upon conversion, the Company shall issue additional 7 year warrants to purchase a number of shares equal to 5% of the principal being converted divided by 125% of the fixed conversion price. The line of credit accrues interest at the prime rate (4% at December 31, 2003) plus 0.5%. It is collateralized by all the assets of the Company and a limited personal guarantee of the principal stockholder. In conjunction with this new facility, the Company issued 7 year warrants to purchase up to 200,000 shares of the Company's common stock with an exercise price of 125% of the fixed conversion price. The warrants cannot be exercised if, on the exercise date, the exercise would result in beneficial ownership of the lender or affiliates exceeding 4.99% of the total outstanding common stock of the Company. An additional $1,500,000 was advanced on November 23, 2003. Mr. Li transferred his rights to the $2 million bank account that secured his guarantee. Those parties then consented to the use of those funds to be included in the Vertical Venture private placement and the Company use of those funds to satisfy the Company's indebtedness, and received 1,333,334 shares of stock in the Company and 7 year warrants to purchase an additional 1,333,334 shares of stock with an exercise price of 125% of the average closing price of the common stock for the twenty (20) days prior to exercise notice. The three unrelated parties received 1,333,334 shares of stock in the Company. The related warrants were transferred to Mr. Li's wife. At June 30, 2004, the principal outstanding balance on this facility was $1,500,000.

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

In August 2003, the Company issued a convertible promissory note for up to $1,000,000, with a conversion price into common stock of $25 per share, to an individual. Interest is computed at an annual rate of 3% per annum, and is payable annually. Interest can be paid with registered shares at a 5% discount on the market price of LMIC common stock based on a 30-day average. The balance received and due under this note at June 30, 2004, and at December 31, 2003 aggregated $35,000 and $10,000 respectively.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

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

At June 30, 2004, the Company's convertible debt was approximately as follows:



                                    Short-Term    Long-Term      Total
                                   -----------   ----------  -----------

Working capital line                $1,500,000   $       --   $1,500,000
8% term loan                           500,000      100,000      600,000
3% promissory note                      35,000           --       35,000
4% convertible debentures                   --    4,939,000    4,939,000
                                   -----------   ----------  -----------
                                    $2,035,000   $5,039,000   $7,074,000
                                   ===========   ==========  ===========


At December 31, 2003, the Company's convertible debt was approximately as follows:



                                   Short-Term     Long-Term     Total
                                  -----------   -----------  -----------

Working capital line                $1,500,000   $       --   $1,500,000
8% term loan                           200,000      400,000      600,000
3% promissory note                      10,000           --       10,000
8% promissory note                   2,242,000           --    2,242,000
                                   -----------   ----------  -----------
                                    $3,952,000   $  400,000   $4,352,000
                                   ===========   ==========  ===========

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

At June 30, 2004 and December 31, 2003, accrued expenses and other current liabilities were approximately as follows:



                           June 30,        December 31,
                             2004             2003
                        --------------   --------------

Payroll                 $      167,000   $      298,000
Payroll taxes                   92,000          207,000
Warranty                        52,000           46,000
Employee benefits               90,000          172,000
Material purchase               28,000          283,000
Rent                                --           22,000
Legal fees                      58,000               --
Financing costs                 63,000               --
Consulting fees                 40,000               --
Interest                       124,000               --
Personal property tax           71,000               --
Other                           61,000           17,000
                        --------------   --------------
                        $      846,000   $    1,045,000
                        ==============   ==============


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

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

7- EQUITY (CONTINUED)

                          PRIVATE PLACEMENT (CONTINUED)

In December 2003, the Company entered into an agreement with Vertical Ventures LLC, an investment firm and placement agent, to raise approximately $6 million through the sale of the Company's $.001 par value common stock, at a purchase price of $1.50 per share, via a private placement. A warrant to purchase an additional share of common stock at an exercise price of $1.50 per share is attached to each share. The private placement closed in January 2004, raising approximately $5,755,000 net of offering cost of approximately $320,000, and issued 4,048,675 shares.

In March 2004, the Company entered into an agreement with Aladdin Investments, LLC, an investment firm and placement agent, to raise additional capital via a private placement of the Company's $.001 par value common stock at a purchase price of $1.50 per share. The private placement also includes the sale of common stock warrants, with an exercise price of $1.50, at a purchase price of $.01 per warrant. As of June 30, 2004, the Company has received approximately $4,469,000 net of offering costs of approximately $206,000, and issued 3,116,667 shares of common stock. In addition, the Company received $30,217 as proceeds from the sale of 3,021,700 warrants.

In March 2004, the Company sold in a private placement a $5,000,000 4% convertible debenture, which is due on September 11, 2006, and a warrant to purchase 810,373 of the Company's common stock, par value $.001 per share, at an exercise price (effective set price) of $2.468 per share. The cash proceeds of the private placement are held in a cash collateral account to secure repayment of the debenture. This debenture is convertible into shares of common stock at the option of the holder, in whole or in part, at any time, subject to provisions that the holder after giving effect of the conversion does not beneficially own in excess of 4.99% of the total shares outstanding. The Company may elect to redeem some or all of the then outstanding debentures for an amount in cash equal to an optional redemption amount which would be an amount equal to 115% of the principal if converted prior to January 31, 2005, 110% if converted prior to January 31, 2006, and 105% at all other times. Mandatory redemption in the event of default shall be an amount equal to 105% of the principal amount prior to January 31, 2005, 103% prior to January 31, 2006, and 100% thereafter. In addition, the Company may force a conversion upon proper notification and provided that the Volume Weighted Average Price ("VWAP") is 200% or more of the effective set price for each of any 15 consecutive trading days prior to the forced conversion notice. The holder has the option to convert at the set price at any time upon proper notification.

The fair value of the warrant aggregated $61,122 at the time of issuance, which was determined using the Black Scholes pricing model with the following assumptions; zero dividends, .05 volatility, term of 5 years and a risk free rate of 4%. The fair value of the warrants has been recorded as additional paid-in capital and reduced the carrying value of the notes.

                             REGISTRATION STATEMENT

The Company is also actively pursuing additional financing to fund future operations. The Company has filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended, to register shares to be sold by existing shareholders. The Company will not receive any proceeds from the sale of the common stock. The Company will pay for the expenses of the offering.

               AGENT REPRESENTATION AND CONFIDENTIALITY AGREEMENT

In August 2003, the Company issued 250,000 shares of common stock, valued at $375,000 ($1.50 per share), based on private placement offering price, as compensation pursuant to an agreement with an agent. The agent is to provide the Company with orders projected to be valued at approximately $20 million within 12 months. If within the 12 months the orders fall materially below $20 million, then the agent will forfeit a commensurate portion of the shares. Accordingly, the related sales commission has been reflected as a prepayment. As of June 30, 2004 and December 31, 2003, the Company received approximately $0 and $300,000, respectively, of orders, the decrease due to cancelled orders. (See note 5 "Convertible Debt").

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

8 - RELATED PARTIES

The Company transacts business with companies owned by the Company's majority stockholder. Related party payables and transactions with these parties are summarized below:



                                         June 30,       December 31,
                                           2004             2003
                                      --------------   --------------

Accounts payable to affiliated
   companies                          $           --   $       75,240
Sales to affiliated companies         $           --   $    2,051,488
   (see note 2 sales concentration)



During the six months ended June 30, 2004 and year ended December 31, 2003, the Company entered into three one-year sublease agreements with related parties. Two of the subleases are scheduled to expire on March 31, 2004, and the other on January 30, 2004. These leases have been continued on a month to month basis. Rental income for the three subleases aggregates approximately $18,000 per month. Rental income for the three and six months ended June 30, 2004 and 2003 aggregated approximately $53,000, $89,000, $107,000 and $89,000, respectively.

During 2002, $1,116,925 of accounts payable to a related party was converted into long-term debt bearing interest at the prime rate. There is no stipulated maturity date. During 2003, the Company reduced its liability by applying approximately $650,000 of sales invoices for services provided and approximately $61,000 for rent charged to this related party. Interest expense for the three and six months ended June 30, 2004 and 2003 aggregated $0, $5,754, $0 and $16,754, respectively. At June 30, 2004 and December 31, 2003, the outstanding balance aggregated approximately $389,000 and $444,000, respectively.

In December 2002, the Company entered into a loan agreement with a director for $200,000. The loan payable is evidenced by a $200,000 promissory note, which bears interest at 8% per annum and is payable annually. In December 2003, $100,000 of the loan was converted into common stock in conjunction with a private placement. (See note 7). At June 30, 2004 and December 31, 2003, the outstanding balance, inclusive of $21,550 and $16,832 of accrued interest, aggregates $121,550 and $116,832, respectively.

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

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003


9 - COMMITMENTS AND CONTINGENCIES

                                     LEASES

The Company rents office, production and warehousing facilities in Beltsville, Maryland under an operating lease arrangement expiring in 2011. Future payments under this operating lease are as follows as of June 30, 2004:



                 Twelve Months Ending
                       June 30,                        Total
                 --------------------            -----------------

                         2005                      $   1,023,000
                         2006                          1,063,000
                         2007                          1,106,000
                         2008                          1,150,000
                         2009                          1,196,000
                      Thereafter                       2,538,000
                                                 ---------------
                                                   $   8,076,000
                                                 ===============



The lease for the Brightseat warehouse expired on March 31, 2003. The Company received a three-month extension, which terminated in June 2003.

For the three months ended June 30, 2004 and 2003, rent expense was approximately $318,000 and $262,000, respectively. For the six months ended June 30, 2004 and 2003, rent expense was approximately $653,000 and $599,000, respectively.

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

                            CASH AND CASH EQUIVALENTS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At June 30, 2004, the Company's bank balance exceeded the FDIC insured limits by approximately $5,259,000, which includes $4,980,000 held in a restricted escrow account. At December 31, 2003, the Company's bank balances did not exceed the FDIC insured limits. (See note 2 "Concentration of Credit Risk").

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003


10 -  EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) were calculated using the following for the three and six months ended June 30,2004 and 2003:

                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                    2004              2003              2004              2003
                                               --------------    --------------    --------------    --------------
Net loss                                       $   (2,172,835)   $   (1,213,839)   $   (4,233,739)   $   (2,501,082)
                                               ==============    ==============    ==============    ==============
      Weighted average shares for basic EPS:
         Weighted average shares                   17,904,358         7,996,733        16,146,264         7,437,822
         Effect of dilutive securities stock
            options                                 2,912,351           122,811         2,912,351           122,811
                                               --------------    --------------    --------------    --------------
         Weighted average shares for
            diluted EPS                            20,816,709         8,119,544        19,058,615         7,560,632
                                               ==============    ==============    ==============    ==============


Options to purchase 148,117 and 220,016 shares as of June 30, 2004 and 2003, respectively, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

At June 30, 2004, shares associated with the possible conversion of approximately $7,135,100 of convertible debt and 810,373 warrants were not included in the computation of diluted EPS because the conversion price was equal to or greater than the average market price of the common shares.

11 -  INCOME TAXES

      The provision for income taxes consisted of the following for the three and six months ended June 30, 2004 and 2003:

                                           Three Months Ended June 30,       Six Months Ended June 30,
                                              2004             2003             2004             2003
                                         --------------   --------------   --------------   --------------

Current tax provision (benefit)          $           --   $           --   $           --   $           --
Deferred tax provision (benefit)                     --               --               --               --
                                         --------------   --------------   --------------   --------------
         Total provision (benefit) for
            income taxes                 $           --   $           --   $           --   $           --
                                         ==============   ==============   ==============   ==============

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:

                                             Three Months Ended June 30,        Six Months Ended June 30,
                                                2004             2003             2004             2003
                                           --------------   --------------   --------------   --------------

Statutory federal tax rate                 $         34.0   $         34.0   $         34.0   $         34.0
State taxes (net of federal tax benefit)              4.6              4.6              4.6              4.6
                                           --------------   --------------   --------------   --------------

                                           $         38.6   $         38.6   $         38.6   $         38.6
                                           ==============   ==============   ==============   ==============

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

11 - INCOME TAXES (Continued)

The source and tax effects of the temporary differences giving rise to the Company's net deferred tax assets are as follows:



                                                  June 30,        December 31,
                                                    2004              2003
                                               --------------    --------------

Deferred income tax assets
   Capitalized inventory                       $       28,926    $       31,691
   Reserves                                            32,510            17,818
   Net operating loss                              10,229,345         8,595,122
                                               --------------    --------------
         Total deferred income tax assets          10,290,781         8,644,631
                                               --------------    --------------
Deferred income tax liabilities
   Property and equipment                             219,993           155,993
                                               --------------    --------------
         Total deferred income tax liability          219,993           155,993
                                               --------------    --------------
         Net deferred asset                        10,070,788         8,488,638

Valuation allowance                               (10,070,788)       (8,488,638)
                                               --------------    --------------
         Total deferred asset, net             $           --    $           --
                                               ==============    ==============


SFAS No. 109 requires that a valuation allowance be recorded against tax assets that are not likely to be realized. The net operating loss carryforwards as of December 31, 2003 of $26,500,894 expire in the years 2021 through 2023. The Company has recorded a valuation allowance against these tax assets and will recognize the benefits only as a reassessment demonstrates they are realizable. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in the future operations as a reduction in the Company's income tax expense.

Federal and state tax laws limit the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes such an ownership change, as defined, may have occurred and, accordingly, certain of the Company's federal and state operating loss carryforwards may be limited in their annual usage.

12 -  STOCK OPTION PLANS

      The Company had a stock option and incentive plan (the "Plan"). Shares of common stock totaling 899,112, as adjusted for the reverse acquisition, were reserved for issuance under the Plan. The Plan generally provided for the granting of non-qualified and incentive stock options to employees and non-employees. Terms of the grants including exercise price, expiration dates, and vesting schedules were determined by the Board of Directors at the time of grant. Stock options granted to date vest over a four-year period and have a ten-year term. The Plan also provided for immediate vesting upon a change in control as defined. During the fourth quarter of 2000, the Company granted 62,636 options, (as adjusted) at an exercise price of $.59 per share (as adjusted), which was less than the estimated fair value of the common stock on the date of grant of $3.52 per share (as adjusted). The Company recorded unearned compensation on the date of grant in the amount of $183,600, and recognized the compensation expense on a straight-line basis over the vesting period, including $45,900 and $91,800 recognized in 2002 and 2003, respectively. The recognition of expense was accelerated in 2003, upon cancellation of the options attributable to individuals who have left the Company's employ. The Plan was terminated upon adoption of the 2003 Stock Option Plan, and the outstanding options became fully vested and adopted under the 2003 Plan.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

12 -  STOCK OPTION PLANS (Continued)


      In September 2003, the Company adopted a "2003 Stock Option Plan" to provide an incentive to employees, directors, and consultants, whose contributions to the Company will be important to the success of the Company. The Company has reserved 2,000,000 shares of $.001 par value common stock for issuance under the Plan. The Plan shall remain in effect for a term of ten (10) years unless sooner terminated. The option price, which shall be approved by the Board of Directors ("Board"), shall in no event be less than 100% in the case of Incentive Stock Options ("ISO"), and 85% in the case of other options, of the fair market value of the Company's common stock at the time the option is granted. Terms of the grants, expiration dates, and vesting schedules are determined by the Board at the time of the grant. The Plan has not issued any new options through March 31, 2004. In April 2004, the Board of Directors approved the issuance of 482,800 incentive stock options, at an exercise price of $1.95.



      A summary of stock option activity for the year ended December 31, 2003 and for the six months ended June 30, 2004 is as follows:

                                                       Weighted Average
                                   Number of           Exercise Price
                                    Options               Per Share
                               ------------------    ------------------
                               (As adjusted for the reverse acquisition)

Balance at January 1, 2003                604,680                  1.77

Granted                                    39,403                  3.52
Cancelled                                (251,095)                 1.17
Exercised                                  (1,424)                 0.88
                               ------------------    ------------------
Balance at December 31, 2003              391,564                  2.32

Granted                                   482,800                  1.95
Cancelled                                 (21,334)                 3.34
Exercised                                      --                    --
                               ------------------    ------------------
Balance at June 30, 2004                  853,030                  2.09
                               ==================    ==================

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

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

13 -  EMPLOYEE BENEFIT PLAN

      Effective January 1, 2004, the Company no longer participates in a 401(k) Profit Sharing Plan and Trust (the 401(k) Plan) which was adopted by an entity owned by the common stockholder. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provided tax-deferred salary deductions for eligible employees. Participants must be 21 years of age and may make voluntary contributions to the Plan of a percentage of their compensation not to exceed the federally determined maximum allowable contribution. The Company was obligated to match 3% of participants' salaries. Employees were eligible to participate on the first day of the month following 90 days of continuous full-time employment. Participants vested in the Company contributions when the contributions were made. For the six months ended June 30, 2004 and 2003, the Company contributed approximately $0 and $26,000, respectively, to the plan.

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

                              RESULTS OF OPERATIONS

                                    REVENUES

Our net sales for the three months ended June 30, 2004 were $1,525,926, an increase of approximately 70% ($626,814) as compared to net sales of $899,112 for the comparable period in the prior year. This increase was attributable to diversification of customer base, and a move away from contracts with related parties. For the three months ending June 30, 2003, we had approximately $450,000 in sales to related parties, compared to no sales to related parties for the same quarter of 2004. Additionally, as the result of diversifying our customer base, our production during the second quarter of 2004 consisted of smaller contracts of complex design and/or prototype phase. In the same period of 2003, we had one major customer, with one product already in volume production. For the three months ended June 30, 2004, three customers accounted for the 87% of the revenue and the balance of 13% came from 8 customers. In the same period of 2003, sales to related parties accounted for 53% of the revenue, 27% came from one customer, and the balance from other customers.

Our net sales for the six months ended June 30, 2004 were $2,907,223, an increase of approximately 3% ($92,077) as compared to net sales of $2,815,146 for the comparable period in the prior year. Excluding sales to the related parties, our net sales for the six months ended June 30, 2004 represented an increase of approximately 61% as compared to the net sales for the comparable period in the year 2003. This increase was attributable to diversification of customer base, and a move away from contracts with related parties. For the six months ending June 30, 2003, we had approximately $950,000 in sales to related parties, compared to no sales to related parties for the same period of 2004. Additionally, as the result of diversifying our customer base, our production in the first six months of 2004 consisted of smaller contracts of complex design and/or prototype phase. During this period, 83% of the sales were generated from three customers and the balance of 17% came from over 8 customers. In the same period of 2003, we had one major customer accounting for 68% of the sales to the unrelated parties, with one product already in volume production.


LMIC's revenue profile has changed dramatically over the last three years. Starting with essentially one telecom equipment customer in 2001, we now have over 19 customers in various fields, such as defense electronics, medical technology, industrial controls, power line, broadband broadcast and commercial electronics. We have built a small sales team with heavy dependence on outside independent sales representatives. This strategy has allowed us to replace the lost telecom revenue with a diverse customer base. Over the past 12 months, LMIC has successfully cultivated many projects that are now moving into the production stage. These close relationships that LMIC has nurtured are expected to result in a sustained acceleration of revenue commencing the third quarter of 2004. LMIC will continue to work with new clients and new projects to keep this pipeline of products flowing. The Company currently has in excess of $15,000,000 of sales orders expected to be completed and shipped during the next 16 months.

For the three and six months ended June 30, 2004, there was no revenue generated from sales to related parties compared to approximately 50% and 34% for the three and six months ended June 30, 2003.

The following table represents sales to affiliates sales and such sales as a percentage of total sales.


--------------------------------------------------------------------------------------
                                         Three Months Ended June 30,
--------------------------------------------------------------------------------------
                                       2004         %              2003          %
--------------------------------------------------------------------------------------
Sales to Related Parties           $        --      0%        $    450,000      50%
--------------------------------------------------------------------------------------
Sales to Non - Related Parties     $ 1,525,926    100%        $    449,112      50%
--------------------------------------------------------------------------------------
Total Sales                        $ 1,525,926    100%        $    899,112     100%
--------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------
                                                   Six Months Ended June 30,
-----------------------------------------------------------------------------------------------
                                       2004             %                2003           %
-----------------------------------------------------------------------------------------------
Sales to Related Parties            $        --         0%          $    950,000       34%
-----------------------------------------------------------------------------------------------
Sales to Non - Related Parties      $ 2,907,224       100%          $  1,865,146       66%
-----------------------------------------------------------------------------------------------
Total Sales                         $ 2,907,224       100%          $  2,815,146      100%
-----------------------------------------------------------------------------------------------


                                  GROSS MARGIN

For the three months ended June 30, 2004 the Company incurred a gross loss of $(917,871) or (60.2%) of sales as compared to a gross loss of $(438,639) or (48.8%) of sales for the three months ended June 30, 2003. Management attributes this increase in the gross loss to the decrease in services contracts revenue to the related parties, and a shift to a full service contract manufacturer where LMIC sources the materials used in the production process. We also have a number of complex designs, which increases the labor costs. Cost of materials from the sales to the unrelated parties for the three months ended June 30, 2004 was 69% compared to the 19% for the same period last year.

For the six months ended June 30, 2004 the Company incurred a gross loss of $(1,721,127) or (59.2%) of sales as compared to a gross loss of $(692,580) or (24.6%) of sales for the six months ended June 30, 2003. Management attributes this increase in the gross loss to the decrease in services contracts revenue resulting from cultivating projects from prototype stage to the production stage and a shift to being a full service contract manufacturer. Cost of materials from the sales to the unrelated parties for the six months ended June 30, 2004 was 69% compared to the 42% for the same period last year.

The Company expects to improve the gross margin while it continues to build its revenue base combined with the better absorption of the fixed manufacturing costs.

                               OPERATING EXPENSES

Total operating expenses for the three months ended June 30, 2004 were $1,171,741. The total operating expenses for the three months ended June 30, 2003 were $724,224. The increase in operating costs of approximately $448,000 or 62% includes increase in payroll and related expenses of approximately $85,000, consulting and outside services of approximately $65,000, professional and accounting fees of approximately $200,000, an increase attributable to new compliance costs associated with being a public company, financing costs of approximately $37,000 related to an agreement with a group of investors for an effective registration of the company stock, and bad debt expense of approximately $10,000.

Total operating expenses for the six months ended June 30, 2004 were $2,330,333. The total operating expenses for the six months ended June 30, 2003 were $1,627,626. The increase in operating costs of approximately $703,000 or 43% includes an increase in payroll and related expenses of approximately $250,000, consulting and outside services of approximately $121,000, professional and accounting fees of approximately $305,000, an increase attributable to new compliance costs associated with being a public company, financing costs of approximately $62,000 related to an agreement with a group of investors for an effective registration of the company stock, bad debt expense of approximately $19,000, and decrease in depreciation and amortization of approximately $160,000.

Management expects reductions in operating expenses for professional and accounting fees, and financing costs once the Company has completed its securities filings. Management has also taken action to terminate a consulting service contract that will reduce operating expenses by approximately $50,000 per quarter beginning in the 4th quarter of 2004. Management is continuing to review operating expenses for further reductions.

                                  RENTAL INCOME

During 2003, we entered into three subleases with related entities. These subleases generated approximately $54,000, $93,000, $107,000 and $89,000 of income for the three and six months ended June 30, 2004 and 2003, respectively. The subleases expired in January and March 2004. We have extended these leases on a month-to-month basis.

                         INTEREST AND OTHER DEBT EXPENSE

Interest expense for the three months ended June 30, 2004 aggregated approximately $148,000 as compared to $144,000 for the three months ended June 30, 2003, an increase of $4,000 or 2%.

Interest expense for the six months ended June 30, 2004 aggregated approximately $301,000 as compared to $270,000 for the six months ended June 30, 2003, an increase of $31,000 or 11.5%. The increase is primarily attributable to accrued interest on a 4% convertible debenture.

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

                                   RECEIVABLES

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. At June 30, 2004 and December 31, 2003, the receivables of $916,243 and $673,723, respectively, included reserves of $33,452 and $46,161, respectively. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial condition, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and re-evaluated and adjusted as additional information is received.

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

                               LEGAL CONTINGENCIES

We may be subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to the environment, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. Other than as described below, at June 30, 2004, there are no material legal proceedings, nor are there any reserves established. On January 30, 2004, Prince George's County initiated a suit against LMIC Manufacturing, Inc. to secure $277,499.04 in delinquent property taxes in the Circuit Court for Prince George's County, Maryland. Certain of these delinquent taxes have been paid. Prince George's County, however, is contesting a manufacturing exemption for our operations, resulting in additional taxes being assessed in the amount of approximately $127,000. We have been disputing this matter, and are in the process of settlement negotiations.

                         LIQUIDITY AND CAPITAL RESOURCES

                              OPERATING ACTIVITIES

Net cash used by operations for the six months ended June 30, 2004 was $4,914,407. The use of cash is directly attributed to the net loss of $4,233,739. This loss included non-cash deductions aggregating $670,935, consisting of depreciation and amortization of $549,845, interest on related party debts of $4,718, provision for doubtful accounts of $30,283, deferred occupancy costs of $54,089, and financing and consulting services paid in stock. Other uses of cash were evidenced by increases in accounts receivables of $272,803 and inventory of $659,292, both of which are attributed to the increased production volume and material purchases for the increase in order backlog. Other uses included decrease in accounts payable and accrued expense of $385,971 and a decrease in prepaid and other current assets of $33,537.

Net cash used by operations for the six months ended June 30, 2003, was $2,078,917. The use of cash is directly attributed to the net loss of $2,501,082. This loss included non-cash expenses aggregating $818,509, consisting of depreciation of $705,995, amortization of unearned compensation of $91,800, interest on convertible promissory notes of $1,280, provision for bad debts of $11,145 and deferred occupancy costs of $8,289. Other uses of cash were evidenced by a decrease in accounts receivable of $96,588, decrease in inventories of $365,327, increase in accounts payable and accrued expenses of $218,061, an increase in prepaid expenses and income tax receivables aggregating approximately $9,152 and a decrease in deferred revenue of $633,596. The Company's consolidated its operations into its facility in Beltsville, Maryland, which the Company leases under a long-term lease expiring in 2011. The lease provides for escalating annual rent of approximately $1,023,000, $1,063,000 and $1,106,000 for the twelve months ending June 30, 2005, 2006, and 2007. The total commitment through 2011 aggregates approximately $8,076,000. This facility affords the Company the ability to grow and is expected to accommodate sales levels of up to $100 million.

                              INVESTING ACTIVITIES

There were no proceeds or uses of cash resulting from investing activities for the six months ended June 30, 2004. However, the Company concluded a private placement for the sale of $5,000,000 of 4% convertible debentures. The proceeds aggregating $4,980,000 were deposited in a restricted account, currently controlled by an escrow agent.

Net cash provided by investing activities was $487,967 for the six months ended June 30, 2003. We reflected a cash inflow of $490,337 from a rent security deposit. The security deposit was established in 2001 when a separate cash account was established to collateralize a letter of credit issued for the benefit of the landlord of our Beltsville facility. This account was liquidated in 2003 to satisfy monthly rent obligations on which we had fallen behind. We purchased equipment for $2,370, which offset the cash inflow.

                              FINANCING ACTIVITIES

Net cash provided by financing activities was $5,060,399 for the six months ended June 30, 2004. We received proceeds from the private placement with Vertical Ventures LLC and Aladdin Investments, LLC, aggregating approximately $8,124,000, net of offering costs through the sale of the Company's $.001 par value common stock. In the private placement with Vertical Ventures LLC, a warrant to purchase additional shares of common stock at an exercise price of $1.50 per share was attached to each share. The private placement with Aladdin Investments, LLC included the sale of common stock purchase warrants at a purchase price of $.01 per warrant. In March 2004, the Company sold in a private placement a $5,000,000 4% convertible debenture, which is due on September 11, 2006, and common stock purchase warrants to purchase 810,373 of the Company's common stock, par value $.001 per share, at an exercise price of $2.47 per share. The cash proceeds of $4,980,000, net of legal fees of $20,000 paid on behalf of the bondholders, are held in a cash collateral account to secure repayment of the debenture. Other proceeds from financing activities include $25,000 from a convertible promissory note, dated October 28, 2003, in favor of Rod Whitton.

We have made repayment of $2,241,978 on the convertible note, dated June 26, 2002, in favor of Fuel Centers, Inc. This note is paid in full as of March 31, 2004. Other payments include payment of $722,294 on the term loan in favor of Branch Banking & Trust Company, $54,723 on current debt from a related party, and $38,993 towards the Settlement Agreement dated June 16, 2003, between LMIC Manufacturing, Inc. and Lucent Technologies (Landover Lease).

Net cash provided by financing activities was $1,155,955 for the six months ended June 30, 2003. We received proceeds of $698,004 from the issuance of convertible debt, approximately $68,000 from bank overdrafts, and $1,260 from the issuance of the Company's common stock through the conversion of common stock options. In February 2003, the Company entered into a short-term $2 million note payable agreement with Laurus Master Funds, LTD. The note bears interest at 8.35% per annum and was secured by the personal guarantee in the form of collaterized bank deposits of $2 million by Mr. Kwok Li. We made payment of $111,170 on the term loan and repaid $1,500,000 of the line of credit in favor of Banking Branch & Trust Company.

The Company has filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended, to register shares to be sold by existing stockholders. The Company will not receive any proceeds from the sale of the common stock. The Company will pay for the expenses of the offering.

The Company is currently in violation of two financial covenants under its $5,000,000 term note payable, with a remaining balance of approximately $2,366,000. The Company is not in compliance with the minimum tangible net worth and the cash flow coverage ratios. As a result of this non-compliance, the total note is classified as a current liability. The Company is current on its monthly principal payments and the bank has not requested acceleration of these payments. The Company is currently negotiating to restructure this debt.


                                  INDEBTEDNESS

  The following table summarizes the terms of our principal indebtedness as of
                      December 31, 2003 and June 30, 2004.
                                ($'s in $1,000's)

---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
                       Principal      Principal
                       Amount at      Amount at
Indebtedness           12/31/03       6/30/04       Interest Rate   Maturity         Collateral      Conversion Feature
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
LMIC Manufacturing,
Inc.
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Promissory Note,       $3,088         $2,366        Prime rate +    June 1, 2005     All assets of   None
dated May 31, 2001,                                 1% per annum                     LMI
in favor of Branch
Banking and Trust
Company
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Convertible Note,      $2,242         $    0        8% per annum    Upon demand      None            None (the conversion
dated June 26, 2002,                                                                                 rights have expired)
in favor of Fuel
Centers, Inc.
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Settlement Agreement,  $  649         $  610        5.25% per      September 1,      None            None
dated July 12, 2003,                                       annum       2005
in favor of
Lucent Technologies
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
LMIC, Inc.
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Amended and Restated   $1,500         $1,500        Prime rate +    November 19,     All assets of   $2.50 per share, subject
Convertible Note,                                   .5% per annum   2006             LMIC, Inc.      to anti-dilution
dated November 20,                                                                   (other than     adjustment.  The
2003, in favor of                                                                    the security    conversion price is also
Laurus Master Fund,                                                                  for the         re-adjusted for each $1.5
Ltd.                                                                                 Convertible     million in principal
                                                                                     Debentures)     amount converted
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Convertible Note,      $  600         $  600        8% per          July 17, 2005    None            100% of the average
dated July 17, 2003,                                annum.  No                                       closing price of the
in favor of Laurus                                  interest                                         common stock for the 20
Master Fund, Ltd.                                   begins to                                        days prior to September
                                                    accrue until                                     1, 2004, subject to
                                                    July 17, 2004                                    anti-dilution adjustments
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Promissory Note,       $  200         $  100        8% per annum    Upon demand      None            None
dated December 12,
2002, in favor of
Ajit K. Medhekar
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Convertible            $   10         $   35        3% per annum    October 28,      None            $25.00 per share, subject
Promissory Note,                                                    2008                             to anti-dilution
dated October 28,                                                                                    adjustment
2003, in favor of
Rod Whitton
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Convertible            ----------     $5,000        4% per annum    September 11,    A cash          $2.468 per share, subject
Debenture, dated                                                    2006             deposit of      to anti-dilution
March 11, 2003, in                                                                   $4,980          adjustment
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
----------------------------------------- ----------------------------- --------------------------- ---------------------------
LMIC Manufacturing, Inc.
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Promissory Note, dated May 31 2001, in                          $2,366                      $    0                       $2,366
favor of Branch Banking and Trust
Company
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Settlement Agreement dated July 12,                             $  457                      $  153                       $  610
2003, between LMIC Manufacturing, Inc.
and Lucent Technologies (Landover Lease)
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Convertible Debt
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Amended and restated Convertible Note                           $1,500                      $    0                       $1,500
dated November 20, 2003, in favor of
Laurus Master Fund, Ltd
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Convertible Note, dated July 17, 2003                           $  500                      $  100                       $  600
in favor of Laurus Master Fund, Ltd.
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Convertible Promissory Note dated June                          $    0                      $    0                       $    0
26, 2002 in favor of Fuel Centers, Inc.
Repaid 1st Quarter 2004
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Convertible Promissory Note dated                               $   35                      $    0                       $   35
October 28, 2003, in favor of Rod
Whitton
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Totals                                                          $4,858                       $  253                      $5,111
----------------------------------------- ----------------------------- --------------------------- ---------------------------



                                  GOING CONCERN

We have incurred net losses of approximately $5,704,000, $8,334,000 and $9,317,000 for the years ended December 31, 2003, 2002 and 2001, respectively. At June 30, 2004, current liabilities exceed current assets by $5,527,015, and reflect a deficit of $2,089,110. In addition, we had a net loss of $4,233,739 for the six months ended June 30, 2004 and net cash used in operating activities of $4,920,131. As of June 30, 2004 we had unrestricted cash and cash equivalents of $156,472, which is less than the operating loss and cash used in operating activities for the six months of 2004. Unless we are able to raise additional funds, we may be forced to curtail operations, which could have a material adverse effect on us. In addition, there can be no assurance as to whether or on what terms any such financing would be available. These factors create substantial doubt about our ability to continue as a going concern.

Management has successfully been able to raise much needed equity and debt financing during the last nine months and is aggressively pursuing additional financing. This success is evidenced by a new $4,000,000 revolving credit facility entered into in November 2003, a private placement in January 2004 for the sale of our $.001 par value common stock which raised net proceeds aggregating approximately $5,800,000, a second private placement in March 2004 for the sale of our $.001 par value common stock, which raised net proceeds of approximately $4,500,000, and a third private placement in March 2004, where we sold a $5,000,000, 4% convertible debenture due September 11, 2006. During 2004, the Company has repaid approximately $2,300,000, inclusive of accrued interest, of 8% convertible promissory notes. The bank debt agreements contain various covenants that, among other things, prohibit cash dividends to shareholders. The Company is in violation of the requirements to maintain minimum tangible net worth and cash flow coverage ratios. The Company is currently negotiating with the bank to restructure the current debt and the term covenants. At June 30, 2004 and December 31, 2003, the term loan balance is reflected as short-term debt. It is anticipated that the Company will repay approximately $1,685,000 of installment debt during 2004. There has been no request for acceleration of the Company's equipment loan with Branch Bank and Trust Company, and the Company is aggressively pursuing the possibility of restructuring this debt. The sales team has been aggressively pursuing sales leads as evidenced by the increased backlog of sales orders aggregating in excess of $15,000,000, expected to be completed and delivered during the next 16 months. It is anticipated that the operations will be able to generate a positive cash flow, provided additional financing is obtained, with the continued focus of management on securing new contracts with higher margins.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined by Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) as of June 30, 2004 (the "Evaluation Date"), have each independently concluded that, as of the Evaluation Date, the controls and procedures were effective at ensuring that required information required to be disclosed by the Company in the reports that it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design and the benefits of controls must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

INTERNAL CONTROL OVER FINANCIAL REPORTING.

For the period ended June 30, 2004, there were no changes to our internal controls or in other factors that could significantly affect our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 30, 2004, Prince George's County initiated a suit against LMIC Manufacturing, Inc. to secure $277,499.04 in delinquent property taxes in the Circuit Court for Prince George's County, Maryland. Certain of these delinquent taxes have been paid. Prince George's County, however, is contesting a manufacturing exemption for our operations, resulting in additional taxes being assessed in the amount of approximately $127,000. We have been disputing this matter, and are in the process of settlement negotiations.

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

Jesup & Lamont Warrants. In February of 2004, we issued warrants to purchase 28,000 shares of common stock at $1.50 per share to Jesup & Lamont, representing 8% of the shares sold in the October 2003 private placement. The warrants to purchase shares of common stock were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

InteSec Shares. In March and April of 2004 we issued 8,252 and 10,178 shares of common stock, respectively, pursuant to the terms of an Independent Contractor Agreement, dated November 19, 2003, with InteSec Group LLC. Under the terms of the Independent Contractor Agreement, the Company had the option to pay certain sums due under the contract in either cash or stock (with the amount of stock to be issued subject to a formulaic price set forth in the contract). The shares of common stock were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

Debenture Private Placement. On or about March 13, 2004, we sold $5 million aggregate principal amount of convertible debentures (which are convertible into common stock at the rate of $2.468 per share) and warrants to purchase 810,373 shares of common stock at an exercise price of $2.468 per share. The proceeds of the private placement are held by a custodian and pledged to secure repayment of the debentures until such time as the debentures are repaid or converted into common stock. The securities were sold in a private placement to purchasers with whom we had had substantial contacts prior to the filing of the registration statement and whom we reasonably believe to be accredited investors. The purchasers represented and warranted in the purchase agreement, among other things, that such purchasers were "accredited investors" and were not purchasing as a result of a general solicitation. The debentures and warrants were issued without registration pursuant to the exemption from registration contained in
Section 4(2) of the Securities Act.

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

Additional Intesec Shares. In July 2004 we issued 10,678 shares of our common stock to Intesec pursuant to an agreement whereby Intesec agreed to introduce and market us to federal government customers. The shares of common stock were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

Laurus Shares. In July 2004, we issued 34,730 shares of our common stock to Laurus Master Fund, Ltd. as payment of outstanding interest payments on our debt to Laurus. The shares of common stock were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

LMIC Manufacturing, Inc. owes approximately $2,366,000 to Branch Bank & Trust Company for the financing of machinery and equipment. Under the provisions of the note we are required to maintain certain financial performance criteria and abide by certain restrictive covenants. We have not met those criteria and are in the process of determining whether we have violated any of the restrictive covenants. Through the reporting period ended September 30, 2003 the bank had waived the failure to meet the performance criteria set forth in the note. Discussions are under way with the bank to modify the loan agreement to restrict the liens to just the equipment covered by the financing agreement and to modify certain other required financial terms. In lieu of an agreement it is the Company's position to seek relief by refinancing the equipment debt with another financial institution.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-QSB




(a)   Exhibits

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.
32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(b) Reports on Form 8-K

      None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2004
LMIC, INC.




                                By: /s/ Kwok Leung Li
                                    -------------------
                                    Kwok Leung Li
                                    Chief Executive Officer

                                By: /s/ Payesh Jhaveri
                                    ------------------
                                    Payesh Jhaveri
                                    Chief Financial Officer