Form 10QSB/A
period 2003-09-30
LMIC INC
filed 2004-09-28
CIK 946283

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

Preliminary Note
This form 10-QSB/A is being filed by LMIC, Inc. (the "Company") to modify Part I, Item 3 Controls and Procedures to conform with Items 307 and 308(c) of Regulation S-B.

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

ITEM 3. CONTROLS AND PROCEDURES.

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

There were no significant changes in our internal control over financial reporting to the knowledge of our management, or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to the evaluation date.

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