Form 10KSB/A
period 2003-12-31
LMIC INC
filed 2004-09-28
CIK 946283

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

                       DOCUMENTS INCORPORATED BY REFERENCE

           None

           Transitional Small Business Disclosure Format (Check one):
                               Yes [ ]; No [X]

                                PRELIMINARY NOTE

This form 10-KSB/A is being filed by LMIC, Inc. (the "Company") to modify Part III, Item 8A Controls and Procedures to conform with Item 308(c) of Regulation S-B.

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

ITEM 8A. CONTROLS AND PROCEDURES.

Based on an evaluation as of the date of the end of the period covered by this Form 10-KSB, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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