Form 10QSB/A
period 2003-09-30
LMIC INC
filed 2004-10-18
CIK 946283

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

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met, and any evaluation of controls can provide only reasonable assurance that all control issues, if any, within a company have been detected.

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

                                            Registrant: LMIC, Inc.


Date: October 18, 2004                      /s/ Luis P. Negrete
                                            ------------------------------------
                                            Luis P. Negrete
                                            President, Chief Operating Officer
                                            and Director