Form 10KSB/A
period 2003-12-31
LMIC INC
filed 2004-10-18
CIK 946283

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


LIMITATIONS ON EFFECTIVENESS OF CONTROLS
We believe that a control system, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met, and any evaluation of controls can provide only reasonable assurance that all control issues, if any, within a company have been detected.

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

Date: October 18, 2004
                                           LMIC, INC.
                                           BY: /S/ LUIS P. NEGRETE
                                               -------------------
                                           LUIS P. NEGRETE
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on October 18, 2004 by the following persons on behalf of the Registrant and in the capacities.


Signatures                                          Title
/s/ Kwok Li                                         Chairman of the Board of Directors and
---------------------                               Chief Executive Officer
Kwok Li

/s/ Luis P. Negrete                                 President, Chief Operating Officer and Director
---------------------
Luis P. Negrete

/s/ Ajit R. Medhekar                                Director
---------------------
Ajit K. Medhekar

/s/ Barton Shigemura                                Director
---------------------
Barton Shigemura