Form 10QSB
period 2004-09-30
LMIC INC
filed 2004-11-10
CIK 946283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the Quarterly Period Ended September 30, 2004

 |_| Transition Report to Section 13 or 15(d) of the Securities Exchange Act of
       1934 for the Transition Period form _____________ to _____________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |||

As of November 8, 2004, 18,156,741 shares of Common Stock, par value $.001 per share, of LMIC, Inc. were issued and outstanding.

                                   LMIC, INC.

                                TABLE OF CONTENTS

                                                                         PAGES

PART I FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

              Consolidated Balance Sheets as at September 30, 2004
                (Unaudited)and December 31, 2003                         3 - 4

              Consolidated Statements of Operations for the Three
                 and Nine Months Ended September 30, 2004 (Unaudited)
                 and 2003 (Unaudited)                                    5

              Consolidated Statements of Changes in Stockholders'
                 Equity (Deficiency) for the Nine Months Ended
                 September 30, 2004 (Unaudited)and for the Year Ended
                 December 31, 2003                                       6

               Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 2004 (Unaudited) and
                  2003 (Unaudited)                                       7 - 8

               Notes to Consolidated Financial Statements for the
                  Nine Months Ended September 30, 2004 (Unaudited) and
                  2003 (Unaudited) and Year Ended December 31, 2003      9 - 27

       ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATION                      28 - 36

       ITEM 3. CONTROLS AND PROCEDURES                                   36

PART 2 OTHER INFORMATION

       ITEM 1. LEGAL PROCEEDINGS                                         37

       ITEM 2. CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES  37

       ITEM 3. DEFAULTS UPON SENIOR SECURITIES                           38

       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       38

       ITEM 5. OTHER INFORMATION                                         38

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                          39

       SIGNATURES                                                        40

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                   LMIC, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                      September 30,    December 31,
                                                          2004            2003
                                                      ------------    ------------
                                                       (Unaudited)
ASSETS

Current Assets
   Cash and cash equivalents                          $    99,853     $    10,480
   Accounts receivable, less allowance for doubtful
      accounts ($33,452 at September 30, 2004 and
      $46,161 at December 31, 2003)                       507,930         673,723
   Inventories                                          1,131,525         839,446
   Prepaid and other current assets                        42,581         375,000
                                                      ------------     -----------
        Total current assets                            1,781,889       1,898,649
                                                      ------------     -----------
Property and equipment, net                             3,718,391       4,555,436
                                                      ------------     -----------
Other Assets
   Restricted cash in escrow account                    4,985,615              --
   Deferred financing costs, net                           62,912              --
   Other assets                                           375,000              --
                                                      ------------     -----------
        Total other assets                              5,423,527              --
                                                      ------------     -----------
        Total assets                                  $10,923,807     $ 6,454,085
                                                      ============     ===========

See Independent Auditors' Report and notes to consolidated financial statements.

ITEM 1 - FINANCIAL STATEMENTS

                                   LMIC, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                             September 30,     December 31,
                                                                  2004            2003
                                                             ------------    ------------
                                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
   Current portion of long-term debt                         $  3,049,014    $  3,296,587
   Accounts payable                                             2,594,989       2,479,419
   Accrued expenses and other current liabilities               1,244,872       1,045,338
   Convertible promissory notes                                 2,085,000       3,951,978
   Loan payable - related parties                                 367,954         560,757
                                                             ------------    ------------
        Total current liabilities                               9,341,829      11,334,079
                                                             ------------    ------------
Other Liabilities
   Long-term debt, less current portion                                --         440,312
   Convertible promissory notes                                        --         400,000
   Convertible debentures, net of discount                      4,938,878              --
   Deferred occupancy cost                                        648,674         382,426
                                                             ------------    ------------
        Total other liabilities                                 5,587,552       1,222,738
                                                             ------------    ------------
        Total liabilities                                      14,929,381      12,556,817
                                                             ------------    ------------
Commitments and contingencies

Stockholders' Equity (Deficiency)
   Common stock, $.001 par value; 100,000,000 shares
      authorized; 18,012,991 shares in 2004 and 12,126,533
      shares in 2003 issued and outstanding                        18,013          12,127
   Warrants                                                        31,017              --
   Additional paid-in capital                                  25,008,793      16,606,912
   Retained earnings (deficit)                                (29,063,397)    (22,721,771)
                                                             ------------    ------------
        Total stockholders' equity (deficiency)                (4,005,574)     (6,102,732)
                                                             ------------    ------------
        Total liabilities and stockholders' equity
           (deficiency)                                      $ 10,923,807    $  6,454,085
                                                             ============    ============

See Independent Auditors' Report and notes to consolidated financial statements.

ITEM 1 - FINANCIAL STATEMENTS

                                   LMIC, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

 Three and Nine Months Ended September 30, 2004 (Unaudited) and 2003 (Unaudited)

                                Three Months Ended             Nine Months Ended
                                    September 30,                 September 30,
                            --------------------------     --------------------------
                                2004           2003            2004            2003
                            ------------    -----------     -----------    -----------
 Net sales                  $ 2,293,810    $ 1,513,369      $ 5,201,033    $ 4,328,515

 Cost of sales                2,899,885      1,924,595        7,528,235      5,432,321
                            ------------    -----------     ------------   ------------
 Gross loss                    (606,075)      (411,226)      (2,327,202)    (1,103,806)

 Selling, general and
   administrative expenses    1,465,731        813,863        3,796,064      2,441,489
                            ------------   ------------     ------------   ------------
 Operating loss              (2,071,806)    (1,225,089)      (6,123,266)    (3,545,295)
                            ------------   ------------     ------------   ------------
 Other income (expenses)
    Interest and other
      debt expense, net        (141,504)      (151,913)        (442,250)      (422,791)
    Rental and other income     105,423         53,364          223,890        143,366
                            ------------   ------------     ------------   ------------
         Total other income
          (expenses)            (36,081)       (98,549)        (218,360)      (279,425)
                            ------------   ------------     ------------   ------------
 Loss before income taxes    (2,107,887)    (1,323,638)      (6,341,626)    (3,824,720)

 Income taxes (benefit)              --             --               --             --
                            ------------   ------------     ------------   ------------
 Net loss                    (2,107,887)    (1,323,638)      (6,341,626)    (3,824,720)

 Retained earnings
    (deficit)- beginning    (26,955,510)   (19,519,280)     (22,721,771)   (17,018,198)
                            ------------   ------------     ------------   ------------
 Retained earnings
    (deficit) - end        $(29,063,397)  $(20,842,918)    $(29,063,397)  $(20,842,918)
                            ============   ============     ============   ============
 Net loss per common share

    Basic                  $      (0.12)  $      (0.14)    $      (0.38)  $      (0.48)

See Independent Auditors' Report and notes to consolidated financial statements.

                                   LMIC, INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

Nine Months Ended September 30, 2004 (Unaudited) and Year Ended December 31,
2003

                                                                            Additional     Retained
                                  Number of                                  Paid-in       Earnings      Unearned
                                   Shares         Amount        Warrants     Capital       (Deficit)     Compensation      Total
                                 -----------   ------------   -----------  -----------    -----------   -----------    -----------
Balance, January 1, 2003        6,878,779         $6,879      $     --     $11,869,892  $ (17,018,198)    $(91,800)    $(5,233,227)

Issuance of common stock,
net of offering costs           3,191,707          3,192            --       4,733,427             --            --      4,736,619

Issuance of common stock -
  option conversion                 1,424              1            --           1,259             --            --          1,260

Issuance of common stock -
  reverse acquisition           1,499,775          1,500            --        (851,918)            --            --       (850,418)

Issuance of common stock -
  financing cost                  300,000            300            --         449,700             --            --        450,000

Issuance of common stock -
  consulting services               4,848              5            --           7,995             --            --          8,000

Issuance of common stock -
  sales commission                250,000            250            --         374,750             --            --        375,000

Contribution to additional
  paid-in capital                      --             --            --          21,807             --            --         21,807

Net loss                               --             --            --              --     (5,703,573)           --     (5,703,573)

Amortization of compensation
  expense                              --             --            --              --             --        91,800         91,800
                               ----------        -------    ----------      ----------     -----------      -------     ----------
Balance, December 31, 2003     12,126,533         12,127            --      16,606,912     (22,721,771)          --     (6,102,732)

Issuance of common stock        5,765,340          5,765            --       8,118,257              --           --      8,124,022

Issuance of common stock -
  consulting services              37,848             38            --          79,962              --           --         80,000

Issuance of common stock-
  principal and interest
  on convertible notes             83,270             83            --         142,540              --           --        142,623

Discount on convertible
  debentures                           --             --            --          61,122              --           --         61,122

Warrants                               --             --        31,017              --              --           --         31,017

Net loss                               --             --            --              --      (6,341,626)          --     (6,341,626)
                               ----------        -------       -------      ----------      -----------     -------     ----------
Balance, September 30,2004     18,012,991        $18,013       $31,017     $25,008,793    $ (29,063,397)  $      --    $(4,005,574)
                               ==========        =======      ========     ===========     ============    =========    ===========

See Independent Auditors' Report and notes to consolidated financial statements.

                                   LMIC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

      Nine Months Ended September 30, 2004 (Unaudited) and 2003 (Unaudited)

                                                                       2004                2003
                                                                 ----------------    ---------------
Operating Activities

   Net loss                                                      $     (6,341,626)   $    (3,824,720)
   Adjustments to reconcile net loss to net
      cash used in operating activities
      Depreciation and amortization                                       854,986          1,058,993
      Provision for doubtful accounts                                      33,770             15,278
      Amortization of unearned compensation                                     -             91,800
      Interest on related party debt                                       15,599                 --
      Interest on convertible promissory notes paid in stock               92,623             42,702
      Interest received on restricted cash                                 (5,615)                --
      Deferred occupancy cost                                             266,248             35,333
      Consulting services paid in stock                                    80,000                 --
      Increase (decrease) in cash due to
         changes in operating assets and liabilities
         Accounts receivable                                              132,023           (110,142)
         Inventories                                                     (292,079)           223,052
         Prepaid and other current assets                                 (42,581)           (64,700)
         Income taxes receivable                                               --              2,550
         Deferred revenue                                                      --           (636,212)
         Accounts payable, accrued expenses
           and other current liabilities                                  315,104            423,063
                                                                  ---------------     --------------
         Net cash used in operating activities                         (4,891,548)        (2,743,003)
                                                                  ---------------     --------------
Investing Activities
   Purchase of property and equipment                                          --             (5,865)
   Security deposits                                                           --            917,270
                                                                  ---------------     --------------
         Net cash provided by investing activities                             --            911,405
                                                                  ---------------     --------------
Financing Activities

   Proceeds from current debt - related party                                  --          2,006,668
   Proceeds from issuance of common stock,
      net of offering costs                                             8,124,022            976,260
   Contribution to additional paid-in-capital                                  --             21,807
   Proceeds from current debt                                             125,000                 --
   Proceeds from issuance of convertible debt                                  --            698,004
   Proceeds from line of credit, net of repayments                             --         (1,500,000)
   Proceeds from issuance of warrants                                      31,017                 --
   Repayment of convertible debt                                       (2,241,978)                --
   Repayment of related party loans                                      (208,402)                --
   Repayment of long-term debt                                           (787,886)          (325,549)
   Deferred financing costs                                               (60,852)                --
                                                                  ---------------     --------------
Net cash provided by financing activities                               4,980,921          1,877,190
                                                                  ---------------     --------------

See Independent Auditors' Report and notes to consolidated financial statements.

                                   LIMC, INC.

      Nine Months Ended September 30, 2004 (Unaudited) and 2003 (Unaudited)

                                                                       2004            2003
                                                                  ------------    ------------
Net increase in cash and cash equivalents                               89,373          45,592

Cash and cash equivalents - beginning                                   10,480          48,399
                                                                  ------------    ------------
Cash and cash equivalents - end                                   $     99,853    $     93,991
                                                                  ============    ============
Supplemental disclosure of cash paid for:

      Interest                                                    $    191,062    $    463,344
      Income taxes                                                $         --    $         --

Noncash Transactions

   Debt exchanged for common stock                                $     50,000    $  1,701,599
   Recharacterized accounts payable to term loan                  $         --    $    662,960
   Stock issued in payment of unearned sales commission           $         --    $    375,000
   Stock issued in conjunction with reverse acquisition           $         --    $    851,918
   Issuance of 4% convertible debentures                          $  5,000,000    $         --
   Proceeds deposited in a restricted interest bearing
     escrow account                                               $ (4,980,000)   $         --
   Legal fees related to convertible debenture included
    In deferred charges                                           $     20,000    $         --

See Independent Auditors' Report and notes to consolidated financial statements.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

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

                     Basis of Presentation / Going Concern

The consolidated financial statements include the accounts of LMIC, Inc. and its wholly owned subsidiary LMIC Manufacturing, Inc. with all significant inter-company accounts and transactions eliminated, and have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. At September 30, 2004, current liabilities exceed current assets by approximately $7,560,000 and total liabilities exceed total assets by approximately $4,006,000. At December 31, 2003, current liabilities exceed current assets by approximately $9,435,000 and total liabilities exceed total assets by approximately $6,103,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional financing and its ability to generate revenues sufficient to continue pursuing its business purpose. During the nine months ended September 30, 2004, the Company issued $5 million of 4% convertible debentures (the $4,980,000 net proceeds of which are held in an escrow account to secure repayment of the debentures), and received approximately $8,124,000 from the issuance of common stock, net of offering costs.

In October 2004, Texmac, Inc, a wholly owned subsidiary of ITOCHU Corporation in Japan, granted the Company approval for a credit line of up to $2 million for material procurement services.

In November 2004, the Company entered into agreements with two private equity groups to raise additional capital through a private placement of the Company's common stock and warrants. In addition, in November 2004, the Company also entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P ("Cornell"). Pursuant to the Standby Equity Distribution Agreement, the Company may, subject to the terms of such agreement, periodically sell to Cornell up to $12.0 million of its common stock. (See note 14)

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                    Interim Financial Information (Unaudited)

The interim financial statements of the Company as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. The unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited statements reflect all adjustments necessary to present fairly the results of its operations and its cash flows for the three and nine months ended September 30, 2004 and 2003.

                            Cash and Cash Equivalents

Cash equivalents are highly liquid investments and have maturities of three months or less at the date of purchase.

                        Restricted Cash in Escrow Account

The restricted cash in escrow account on the consolidated balance sheet as at September 30, 2004 aggregates $4.99 million. The restricted balance is held in a cash collateral account to secure repayment of 4% convertible debenture (see notes 5 and 7).

                       Fair Value of Financial Instruments

The fair value of cash and cash equivalents, trade receivables, accounts payable, borrowings under the line of credit, the term loan, and the convertible promissory notes are not materially different than their carrying amounts as reported at September 30, 2004. These values represent the estimated amounts the Company would receive or pay to terminate agreements, taking into consideration current market rates and the current creditworthiness of the counterparties. The fair value of long-term debt, including the current portion, is estimated based on rates currently offered to the Company for debt of the same remaining maturities.

                               Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $33,452 at September 30, 2004, and $46,161 at December 31, 2003.

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

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                               Revenue Recognition

Revenue is derived from the sale of manufactured products, installation and maintenance, as well as engineering design and prototyping services. Revenue for manufactured products is realized when title and risk of loss have transferred to the buyer. Revenue is also recognized when delivery has not occurred ("Bill and Hold Revenue") when the following criteria have been met: risk of ownership passes to the buyer; there is a fixed commitment to purchase the goods; the buyer requests the transaction; there is a fixed schedule of delivery of the goods; the earnings process is complete; there are no further performance obligations; the product is complete and ready for shipment; and the goods are segregated from all other inventory. Amounts received in advance of shipment are recorded as deferred revenue until shipped or the above Bill and Hold criteria have been met. Revenue and profits related to product design and development contracts, which are short-term in duration, usually less than three months, are recognized as stages or deliverables, as defined by customer contracts, are achieved. Revenue and profits for installation service are recognized at stages or completion of the installation, as defined by the contract. Maintenance revenue is recognized either on a monthly basis, if the customer is on a retainer, or upon completion of the maintenance performed in the field or on premises. The total amount of bill and hold revenue at September 30, 2004 and at December 31, 2003 aggregated approximately $570,000 and $250,000 respectively.

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

                            Stock-Based Compensation

The Company accounts for its stock-based compensation plans utilizing an intrinsic value approach pursuant to the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. At September 30, 2004, the Company had stock based employee compensation plans, which are described more fully in note 12 "Stock Option Plans".

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

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

                                       September 30,         September 30,
                                          2004                 2003
                                     ----------------     ----------------
Net loss, as reported                $   (6,341,626)        $  (3,824,720)

Less:  Compensation expense                       -                     -
                                     ---------------      ----------------
Pro forma                            $   (6,341,626)        $  (3,824,720)
                                     ===============      ================
Earnings (Loss) Per Share:
Basic - as reported                  $        (0.38)        $       (0.48)
      - proforma                     $        (0.38)        $       (0.48)

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

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

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

Concentration of credit risk results from sales and related accounts receivable for customers comprising a significant proportion of overall net sales and receivables. During the nine months ended September 30, 2004 and 2003 and year ended December 31, 2003, approximately 0%, 28% and 33%, respectively, of the Company's net sales were with related parties (see note 8).

                              Sales Concentrations

For the three months ended September 30, 2004, the Company made sales to four unrelated customers of approximately $2,196,000, representing 96% of total sales. For the nine months ended September 30, 2004, the Company made sales to four unrelated customers of $4,396,000, representing 85% of total sales. For the three months ended September 30, 2003, the Company made sales to two unrelated customers of approximately $794,000 and $250,000, respectively, representing 50.4% and 15.9% of total sales, respectively. For the nine months ended September 30, 2003, the Company made sales of approximately $2,032,000 representing 45.9% of total sales to one unrelated customer.

For the three and nine months ended September 30, 2003, the Company made sales to one related party of approximately $250,000 and $957,000, representing 17% and 22% of total sales, respectively.

                           Shipping and Handling Costs

Shipping costs of $61,202 and $6,724 for the three months ended September 30, 2004 and 2003, respectively, are included in selling, general and administrative expenses. Shipping costs of $118,918 and $11,222 for the nine months ended September 30, 2004 and 2003, respectively, are included in selling, general and administrative expenses. The increase in shipping and handling costs are directly related to shipments to the UK that were not charged back to the customer.

The new contract with the UK customer that is effective in the fourth quarter of 2004 requires the customer to pay shipping costs directly to the carrier.

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

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

3 - INVENTORIES

Inventories consist of the following:

                                         September 30,             December 31,
                                              2004                    2003
                                         --------------         --------------
      Raw materials                      $      782,640         $      514,901
      Work in progress                          291,789                286,380
      Finished goods                             57,096                 38,165
                                         --------------         --------------
            Total                        $    1,131,525         $      839,446
                                         ==============         ==============

4 - PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                Estimated Useful

                                                     Lives-        September 30,        December 31,
                                                     Years              2004               2003
                                              -------------------  --------------     --------------
      Production and test equipment                    7           $    4,809,912     $    4,809,912
      Information and communications
         systems                                       5                  792,455            792,455
      Software                                         3                  856,855            856,855
      Vehicles                                         5                   32,500             32,500
      Leasehold improvements                           7                1,743,195          1,743,195
      Furniture and fixtures                           7                  182,313            182,313
                                                                   --------------     --------------
            Total property and equipment                                8,417,230          8,417,230

            Less:  Accumulated
               depreciation and amortization                            4,698,839          3,861,794
                                                                   --------------     --------------
                                                                   $    3,718,391     $    4,555,436
                                                                   ==============     ==============

For the three months ended September 30, 2004 and 2003, related depreciation and amortization expense aggregated $297,050 and $352,998, respectively, of which approximately $178,000 and $211,798, respectively, were allocated to cost of sales. For the nine months ended September 30, 2004 and 2003, related depreciation and amortization expense aggregated $837,042 and $1,058,993, respectively, of which approximately $502,000 and $635,396, respectively, were allocated to cost of sales.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

5 - DEBT

                                 Long-Term Debt

The Company entered into a $5,000,000 bank term loan on May 31, 2001. The loan is payable in 47 monthly principal and interest payments of $122,369, with the final principal and interest due on June 1, 2005. Interest accrues based on the bank's daily-adjusted prime rate (4.0% at December 31, 2003) plus 1.0%. The loan amount is collateralized by substantially all the assets of the Company.

In September and December 2003, this loan was modified to defer the monthly principal payment until January 2004. The bank debt agreements contain various covenants that, among other things, prohibit cash dividends to shareholders. The Company is in violation of the requirements to maintain minimum tangible net worth and cash flow coverage ratios. The Company is currently negotiating with the bank to restructure the current debt and the term covenants. The bank has agreed to defer the monthly principal payments for the three months ended September 30, 2004 to the loan maturity date in June 2005. The Company has also requested waiver on the non-compliance of the loan covenants. At September 30, 2004 and December 31, 2003, the term loan balance is reflected as short-term.

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

In September 2003, the Company negotiated a settlement with the landlord of the Landover, MD facility for approximately $663,000, representing the back rent owed to them.

The Company is obligated to make the following minimum principal long-term debt payments:

Twelve Months Ending           Bank             Landover
   September 30,             Term-Loan          Facility             Total
--------------------        -----------        ----------          ---------

        2005               $  2,365,734        $  583,280       $  2,949,014
        2006                          -                 -                  -
                           ------------        ----------       ------------
                           $  2,365,734        $  583,280       $  2,949,014
                           ============        ==========       ============

In addition to the above table, the Company is reflecting a promissory note of $100,000 in its current portion of the long-term debt section. On August 26, 2004, the Company signed a promissory note in favor of Daniel Kane in the amount of $100,000, which is due and payable on September 30, 2004. This note accrues interest at the rate of 15% per annum, and the lender was granted a warrant to purchase 5,000 shares of the Company's $.001 par value common stock at an exercise price of $1.50. This note is personally guaranteed by the majority stockholder, Mr. Kwok Li. The principal amount of this note was paid in full by Mr. Li on October 20, 2004.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

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

On September 27, 2002, the Company issued a $2,000,000 convertible promissory note that bears interest at 8%, and was originally due and payable on October 15, 2002. This note was a bridge loan from a third party in anticipation of a private placement that did not occur. In October 2002, the note was amended to extend the due date to January 15, 2003. In 2003, the note was amended a second time to change the terms to a demand note. As consideration for the second amendment, the Company issued 300,000 shares of the Company's common stock valued at $1.50 per share or $450,000, which has been expensed and is reflected in interest and other debt expense in 2003. The note is personally guaranteed by the majority stockholder, Mr. Kwok Li, and can be converted into shares of the Company's common stock at a rate of $14.66 per share as adjusted for the reverse acquisition ($2.50 per share pre-reverse). At December 31, 2003, this debt included accrued interest of approximately $242,000. This note was paid in full as of March 31, 2004.

In February 2003, the Company entered into a short-term $2 million term note payable agreement with a related party, Laurus Master Funds, Ltd. The note bears interest at 8.35% per annum and was secured by the personal guarantee in the form of collateralized bank deposits of $2 million by Mr. Kwok Li. This note was refinanced in November 2003.

In November 2003, the Company entered into a $4,000,000 working capital line of credit with Laurus Master Fund, which included a refinancing of the $2 million short-term note payable. Principal amounts of the note may be converted into the Company's $.001 par value common stock at an exercise price of $2.50; provided, however, that for every $1.5 million of conversions made the conversion price thereafter will be adjusted to equal 103% of the average closing price for the thirty days prior to the last day of the period during which the $1.5 million was converted. Upon conversion, the Company shall issue additional 7 year warrants to purchase a number of shares equal to 5% of the principal being converted divided by 125% of the fixed conversion price. The line of credit accrues interest at the prime rate (4% at December 31, 2003) plus 0.5%. The working capital line is collateralized by all the assets of the Company and a limited personal guarantee of Kwok Li, the Company's principal stockholder. In conjunction with this new facility, the Company issued 7 year warrants to purchase up to 200,000 shares of the Company's common stock with an exercise price of 125% of the fixed conversion price. The warrants cannot be exercised if, on the exercise date, the exercise would result in beneficial ownership of the lender or affiliates exceeding 4.99% of the total outstanding common stock of the Company. An additional $1,500,000 was advanced on November 23, 2003. Mr. Li transferred his rights to the $2 million bank account that secured his guarantee. Those parties then consented to the use of those funds to be included in the Vertical Venture private placement and the Company use of those funds to satisfy the Company's indebtedness, and received 1,333,334 shares of stock in the Company and 7 year warrants to purchase an additional 1,333,334 shares of stock with an exercise price of 125% of the average closing price of the common stock for the twenty (20) days prior to exercise notice. The three unrelated parties received 1,333,334 shares of stock in the Company. The related warrants were transferred to Mr. Li's wife. At September 30, 2004, the principal outstanding balance on this facility was $1,500,000. During the quarter ended September 30, 2004, the Company converted $54,490 of interest into 25,345 shares of the Company's $.001 par value common stock at an exercise price of $2.15 per share.

On July 17, 2003, in conjunction with the reverse acquisition, the Company assumed a convertible (at the Company's discretion) loan payable to Laurus Master Funds Ltd. of $600,000, bearing interest at 8%, payable in 12 equal monthly installments of $50,000, commencing on September 1, 2004. The conversion price per share is 100% of the average closing price of the common stock for the twenty (20) days prior to the first repayment date. During September 2004, the Company converted $50,000 principal repayment and $38,133 of accrued interest into 57,925 shares of the Company's $.001 par value common stock at an average price of $1.52 per share. At September 30, 2004, the principal balance outstanding was $550,000.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

5 - DEBT (Continued)

                          Convertible Debt (Continued)

In August 2003, the Company issued a convertible promissory note for up to $1,000,000, with a conversion price into common stock of $25 per share, to an individual. Interest is computed at an annual rate of 3% per annum, and is payable annually. Interest can be paid with registered shares at a 5% discount on the market price of LMIC common stock based on a 30-day average. The balance received and due under this note at September 30, 2004, and at December 31, 2003 aggregated $35,000 and $10,000 respectively.

In March 2004, the Company sold in a private placement a $5,000,000 4% convertible debenture, which is due on September 11, 2006, and common stock purchase warrants to purchase 810,373 shares of the Company's common stock, par value $.001 per share, at an exercise price (effective set price) of $2.468 per share. The cash proceeds of the private placement are held in a cash collateral account to secure repayment of the debenture. This debenture is convertible into shares of common stock at the option of the holder, in whole or in part, at any time, subject to provisions that the holder after giving effect of the conversion does not beneficially own in excess of 4.99% of the total shares outstanding. The Company may elect to redeem some or all of the then outstanding debentures for an amount in cash equal to an optional redemption amount which would be an amount equal to 115% of the principal if converted prior to January 31, 2005, 110% if converted prior to January 31, 2006, and 105% at all other times. Mandatory redemption in the event of default shall be an amount equal to 105% of the principal amount prior to January 31, 2005, 103% prior to January 31, 2006, and 100% thereafter. In addition, the Company may force a conversion upon proper notification and provided that the Volume Weighted Average Price ("VWAP") is 200% or more of the effective set price for each of any 15 consecutive trading days prior to the forced conversion notice. The holder has the option to convert at the set price at any time upon proper notification.

The fair value of the warrant aggregated $61,122 at the time of issuance, which was determined using the Black Scholes pricing model with the following assumptions; zero dividends, .05 volatility, term of 5 years and a risk free rate of 4%. The fair value of the warrants has been recorded as additional paid-in capital and reduced the carrying value of the notes.

At September 30, 2004, the Company's convertible debt was approximately as follows:

                                    Short-Term    Long-Term      Total
                                   -----------   ----------  -----------

Working capital line                $1,500,000   $       --   $1,500,000
8% term loan                           550,000           --      550,000
3% promissory note                      35,000           --       35,000
4% convertible debentures                   --    4,939,000    4,939,000
                                   -----------   ----------  -----------
                                    $2,085,000   $4,939,000   $7,024,000
                                   ===========   ==========  ===========

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

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
                                   ===========   ==========  ===========

6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

At September 30, 2004 and December 31, 2003, accrued expenses and other current liabilities were approximately as follows:

                            September 30,       December 31,
                                  2004              2003
                             ------------     --------------
Payroll                       $  168,000      $    298,000
Payroll taxes                     80,000           207,000
Warranty                          52,000            46,000
Employee benefits                      -           172,000
Material purchase                      -           283,000
Rent                                   -            22,000
Legal fees                        36,000                 -
Financing costs                  291,000                 -
Consulting fees                   48,000                 -
Interest                         122,000                 -
Customer deposits                375,000                 -
Personal property tax             35,000                 -
Other                             38,000            17,000
                              ----------      ------------
                              $1,245,000      $  1,045,000
                              ==========      ============

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

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

In March 2004, the Company entered into an agreement with Aladdin Investments, LLC, an investment firm and placement agent, to raise additional capital via a private placement of the Company's $.001 par value common stock at a purchase price of $1.50 per share. The private placement also includes the sale of common stock warrants, with an exercise price of $1.50, at a purchase price of $.01 per warrant. As of September 30, 2004, the Company has received approximately $4,469,000 net of offering costs of approximately $206,000, and issued 3,116,667 shares of common stock. In addition, the Company received $31,017 as proceeds from the sale of 3,101,700 warrants.

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

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

7- EQUITY (Continued)

                             Registration Statement

The Company is also actively pursuing additional financing to fund future operations. The Company has filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended, to register shares to be sold by existing shareholders. Subsequent to the balance sheet date, the offering became effective on October 22, 2004. The Company will not receive any proceeds from the sale of the common stock and has paid for the expenses of this offering.

               Agent Representation and Confidentiality Agreement

In August 2003, the Company issued 250,000 shares of common stock, valued at $375,000 ($1.50 per share), based on private placement offering price, as compensation pursuant to an agreement with an agent. The agent is to provide the Company with orders projected to be valued at approximately $20 million within 12 months. If within the 12 months the orders fall materially below $20 million, then the agent will forfeit a commensurate portion of the shares. As of September 30, 2004 and December 31, 2003, the Company received approximately $0 and $300,000, respectively, of orders, the decrease due to cancelled orders. (See note 5 "Convertible Debt"). The Company anticipates extending the contract. At September 30, 2004, the related sales commission has been reflected as a long-term prepayment.

8 - RELATED PARTIES

The Company transacts business with companies owned by the Company's majority stockholder. Related party payables and transactions with these parties are summarized below:

                                       September 30,    December 31,
                                           2004             2003
                                       ------------     ------------
Accounts payable to affiliated
   companies                           $       -        $     75,240
Sales to affiliated companies          $       -        $  2,051,488
   (see note 2 sales concentration)

During the nine months ended September 30, 2004 and year ended December 31, 2003, the Company entered into three one-year sublease agreements with related parties. Two of the subleases expired on March 31, 2004, and the other on January 30, 2004. These leases had been continued on a month-to-month basis through August 31, 2004. Rental income for the three subleases aggregates approximately $18,000 per month. Rental income for the three and nine months ended September 30, 2004 and 2003 aggregated approximately $86,000, $53,000, $193,000 and $142,000, respectively.

During 2002, $1,116,925 of accounts payable to a related party was converted into long-term debt bearing interest at the prime rate. There is no stipulated maturity date. During 2003, the Company reduced its liability by applying approximately $650,000 of sales invoices for services provided and approximately $61,000 for rent charged to this related party. Interest expense for the three and nine months ended September 30, 2004 and 2003 aggregated $9,593, $5,754, $9,593 and $16,754, respectively. At September 30, 2004 and December 31, 2003, the outstanding balance aggregated approximately $245,000 and $444,000, respectively.

In December 2002, the Company entered into a loan agreement with a director for $200,000. The loan payable is evidenced by a $200,000 promissory note, which bears interest at 8% per annum and is payable annually. In December 2003, $100,000 of the loan was converted into common stock in conjunction with a private placement. (See note 7). At September 30, 2004 and December 31, 2003, the outstanding balance, inclusive of $22,838 and $16,832 of accrued interest, aggregates $122,838 and $116,832, respectively.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

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

9 - COMMITMENTS AND CONTINGENCIES

                                     Leases

The Company rents office, production and warehousing facilities in Beltsville, Maryland under an operating lease arrangement expiring in 2011. Future payments under this operating lease are as follows as of September 30, 2004:

Twelve Months Ending
 September 30,                                      Total
--------------------                           -----------------

        2005                                     $   1,033,000
        2006                                         1,074,000
        2007                                         1,117,000
        2008                                         1,162,000
        2009                                         1,208,000
     Thereafter                                      2,226,000
                                                  ------------
                                                 $   7,820,000
                                                  ============

The lease for the Brightseat warehouse expired on March 31, 2003. The Company received a three-month extension, which terminated in June 2003.

The Company and the landlord have amended the lease to defer a portion of the rent payments from June 2004 through June 2005 with the deferred portion being paid to the landlord from January 2006 through January 2007. For the three months ended September 30, 2004, the deferred payments totaled $194,947. The total amount that will be deferred in 2004 and 2005 is $321,988 and $96,582, respectively.

For the three months ended September 30, 2004 and 2003, rent expense was approximately $312,000 and $265,000, respectively. For the nine months ended September 30, 2004 and 2003, rent expense was approximately $965,000 and $865,000, respectively.

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

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

9 - COMMITMENTS AND CONTINGENCIES (continued)

                            Cash and Cash Equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At September 30, 2004, the Company's bank balance exceeded the FDIC insured limits by approximately $5,099,000, which includes $4,986,000 held in a restricted escrow account. At December 31, 2003, the Company's bank balances did not exceed the FDIC insured limits. (See note 2 "Concentration of Credit Risk").

10 - EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) were calculated using the following for the three and nine months ended September 30,2004 and 2003:

                                         Three Months Ended September 30,   Nine Months Ended September 30,
                                            2004             2003                2004            2003
                                         ------------    ------------         ------------    ------------
Net loss                                 $ (2,107,887)   $ (1,323,638)        $ (6,341,626)   $ (3,824,720)
                                         ============    ============         ============    ============
Weighted average shares for basic EPS:
   Weighted average shares                 17,958,979       9,715,061           16,750,552       8,006,644
   Effect of dilutive securities stock
      options                                  57,283          28,000               57,283          28,000
                                         ------------    ------------         ------------    ------------
   Weighted average shares for
      diluted EPS                          18,016,262       9,743,061           16,807,835       8,034,644
                                         ============    ============         ============    ============

Options to purchase 615,523 and 167,050 shares as of September 30, 2004 and 2003, respectively, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

At September 30, 2004, 7,150,340 shares associated with the possible conversion of approximately of convertible debt and 810,373 warrants were not included in the computation of diluted EPS because the conversion price was equal to or greater than the average market price of the common shares.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

11 - INCOME TAXES

      The provision for income taxes consisted of the following for the three and nine months ended September 30, 2004 and 2003:

                                           Three Months Ended September 30,    Nine Months Ended September 30,
                                                  2004      2003                      2004      2003
                                                 -------   -------                   -------   -------
Current tax provision (benefit)                  $    --   $    --                   $    --   $    --
Deferred tax provision (benefit)                      --        --                        --        --
                                                 -------   -------                   -------   -------
         Total provision (benefit) for
            income taxes                         $    --   $    --                   $    --   $    --
                                                 =======   =======                   =======   =======

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:

                                           Three Months Ended September 30,    Nine Months Ended September 30,
                                                  2004      2003                      2004      2003
                                                 -------   -------                   -------   -------
Statutory federal tax rate                       $  34.0   $  34.0                   $  34.0   $  34.0
State taxes (net of federal tax benefit)             4.6       4.6                       4.6       4.6
                                                 -------   -------                   -------   -------

                                                 $  38.6   $  38.6                   $  38.6   $  38.6
                                                 =======   =======                   =======   =======

The source and tax effects of the temporary differences giving rise to the Company's net deferred tax assets are as follows:

                                               September 30,      December 31,
                                                    2004             2003
                                               -------------      ------------
Deferred income tax assets
   Capitalized inventory                       $     21,838      $      31,691
   Reserves                                          32,610             17,818
   Net operating loss                            11,042,990          8,595,122
                                               ------------      -------------
         Total deferred income tax assets        11,097,438          8,644,631
                                               ------------      -------------
Deferred income tax liabilities
   Property and equipment                           369,993            155,993
                                               ------------      -------------
         Total deferred income tax liability        369,993            155,993
                                               ------------      -------------
         Net deferred asset                      10,727,445          8,488,638

Valuation allowance                             (10,727,445)        (8,488,638)
                                               ------------      -------------
         Total deferred asset, net             $          -      $           -
                                               ============      =============

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

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

In September 2003, the Company adopted a "2003 Stock Option Plan" to provide an incentive to employees, directors, and consultants, whose contributions to the Company will be important to the success of the Company. The Company has reserved 2,000,000 shares of $.001 par value common stock for issuance under the Plan. The Plan shall remain in effect for a term of ten (10) years unless sooner terminated. The option price, which shall be approved by the Board of Directors ("Board"), shall in no event be less than 100% in the case of Incentive Stock Options ("ISO"), and 85% in the case of other options, of the fair market value of the Company's common stock at the time the option is granted. Terms of the grants, expiration dates, and vesting schedules are determined by the Board at the time of the grant. The Plan had not issued any new options through March 31, 2004. In April 2004 and September 2004, the Board of Directors approved the issuance of 452,800 and 60,000 incentive stock options, respectively, at an exercise price of $2.00 and $1.60, respectively.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

12 - STOCK OPTION PLANS (Continued)

A summary of stock option activity for the year ended December 31, 2003 and for the nine months ended September 30, 2004 is as follows:

                                                           Weighted Average
                                        Number of           Exercise Price
                                         Options              Per Share
                                      --------------      ------------------
                                     (As adjusted for the reverse acquisition)

      Balance at January 1, 2003           604,680              1.79

      Granted                               39,403              3.52
      Cancelled                           (251,095)             1.99
      Exercised                             (1,424)             0.89
                                       -----------       -----------
      Balance at December 31, 2003         391,564              1.83

      Granted                              512,800              1.95
      Cancelled                            (39,759)             2.55
      Exercised                                  -                 -
                                       -----------       -----------
      Balance at September 30, 2004        864,605              1.87
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

The fair value of each option is estimated on the date of grant using a type of Black Scholes pricing model with the following weighted-average assumptions during the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002: zero dividends; .01 - .02 volatility; expected term of ten years; and a risk free rate of 4.25% for grants in 2004, 4.00% for grants in 2003, 4.75% for grants in 2002, and 5.17% for grants in 2001.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

13 - EMPLOYEE BENEFIT PLAN

Effective January 1, 2004, the Company no longer participates in a 401(k) Profit Sharing Plan and Trust (the 401(k) Plan) which was adopted by an entity owned by the common stockholder. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provided tax-deferred salary deductions for eligible employees. Participants must be 21 years of age and may make voluntary contributions to the Plan of a percentage of their compensation not to exceed the federally determined maximum allowable contribution. The Company was obligated to match 3% of participants' salaries. Employees were eligible to participate on the first day of the month following 90 days of continuous full-time employment. Participants vested in the Company contributions when the contributions were made. For the nine months ended September 30, 2004 and 2003, the Company contributed approximately $0 and $45,000, respectively, to the plan.

Effective October 1, 2004, the Company opened participation for employees in a 401(k) Plan. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provided tax-deferred salary deductions for eligible employees. Participants must be 21 years of age and may make voluntary contributions to the Plan of a percentage of their compensation not to exceed the federally determined maximum allowable contribution. The Company is not obligated to make any contribution to the participants of the plan.

14 - SUBSEQUENT EVENTS

                                     Equity

On November 9, 2004, the Company entered into an agreement with Allegiant Capital Group, LLC, to sell up to 333,333 Shares of the Company's $0.001 par value Common Stock at $1.50 per Share for a total of up to $500,000. In connection with the purchase and sale of the 333,333 shares, for no additional consideration, Allegiant Capital will receive five-year warrants to purchase up to an aggregate of 350,000 shares of Common Stock (based on 1.05 share for each of the 333,333 shares purchased by Allegiant Capital), subject to adjustment as set forth in the warrants. In a related transaction, Linsang Partners, LLC, affiliated to Mr. Kwok Li, the Chairman and CEO of the Company, agreed to sell two shares of Company common stock to Allegiant Capital Group, at a price of $0.01 per share, for every one share sold by the Company to Allegiant Capital Group. As of the date of this filing, the Company has received $340,000 from Allegiant Capital Group under this agreement.

On November 9, 2004, the Company entered into an agreement with vFinance Investments, Inc., to sell to certain investors originated by vFinance up to 266,667 shares of the Company's Common Stock at $1.50 per share for a total of up to $400,000. In connection with the purchase and sale of such 266,667 shares, for no additional consideration, the VFinance investors will receive five year warrants to purchase up to an aggregate of 280,000 shares of Common Stock (based on 1.05 share for each of the 333,333 shares purchased by the vFinance investors), subject to adjustment as set forth in the warrants. In a related transaction, Linsang Partners, LLC, affiliated to Mr. Kwok Li, the Chairman and CEO of the Company, agreed to sell two shares of Company common stock to the vFinance investors, at a price of $0.01 per share, for every one share sold by the Company to the vFinance investors. As of the date of this filing, the Company has received $75,000 from VFinance Investments, Inc. under this agreement.

In consideration their financial accommodations, the Company agreed to issue to Linsang Partners, LLC, five year warrants, exercisable at $2.50 per share, to purchase two shares of Company Common Stock for every one share of Common Stock sold by Linsang Partners, LLC to Allegiant Capital Group and the vFinance investors. If a maximum of $900,000 is raised through the efforts of Allegiant Capital Group and vFinance, Linsang Partners, LLC will have sold an aggregate of 1,200,000 shares of their Common Stock to the purchasers of 600,000 shares from the Company, as a result of which Linsang Partners, LLC will receive warrants to purchase up to 2,400,000 shares of Company common stock at an exercise price of $2.50 per shares. Such $2.50 per share exercise price under Linsang Partners, LLC warrants is $2.14, or 594.4%, in excess of the Company's $0.36 closing market price as at November 9, 2004.

                                   LMIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2004 (Unaudited) and 2003 (Unaudited) and Year Ended December 31, 2003

14 - SUBSEQUENT EVENTS (Continued)

In November 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P ("Cornell"). Pursuant to the agreement, the Company may, at its discretion, periodically sell to Cornell shares of Company common stock for a total purchase price of up to $12.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell will pay to the Company a per share price equal to 99% of the lowest daily Volume Weighted Average Price (VWAP) for the Company's common stock reported by Bloomberg LP with respect to the five trading days after the Company gives notice to Cornell that the Company wants to sell stock to Cornell under the agreement. In addition, Cornell will retain a commission of 6.0% of each advance under the Standby Equity Distribution Agreement. Cornell is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. In addition, the Company engaged Newbridge Securities Corporation, an unaffiliated registered broker-dealer, to act as its exclusive placement agent in connection with the Standby Equity Distribution Agreement. For its services, Newbridge will be paid a $10,000 placement agent fee upon the effectiveness of the registration of the underlying shares of common stock. The ability of the Company to cause Cornell to purchase shares under the Standby Equity Distribution Agreement is conditioned upon the Company registering the shares of Common Stock under the Securities Act of 1933, as amended. All costs associated with this registration will be borne by the Company.

                              Procurement Agreement

In October 2004, Texmac, Inc, a wholly owned subsidiary of ITOCHU Corporation in Japan, granted the Company approval for a credit line of up to $2 million for material procurement services.

                                      Legal

In October 2004, the Company was sued in the Circuit Court for Prince George's County, Case No. CAL04-19477 by InteSec Group, LLC. InteSec Group provided the Company with consulting services. Under an agreement dated November 19, 2003, which was terminated effective September 29, 2004. The complaint seeks damages of $100,000 plus interest and costs, but plaintiff's counsel has indicated that a maximum of only about $50,000 is actually sought. The Company believes its liability is no more than $35,000, this amount is reflected in the results of operations of the Company as of September 30, 2004. The Company intends to settle the matter on that basis, but is prepared to vigorously defend any claim in excess of the amount accrued.

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

                              RESULTS OF OPERATIONS

                                    REVENUES

Our net sales for the three months ended September 30, 2004 were $2,293,810, an increase of approximately 52% ($780,441) as compared to net sales of $1,513,369 for the comparable period in the prior year. This increase was attributable to increased order size, diversification of customer base, and an increase in the number of new customers while simultaneously eliminating sales to related parties. For the three months ended September 30, 2003, we had approximately $250,000 in sales to one related party, compared to no sales to related parties for the same quarter of 2004.

Additionally, as the result of diversifying our customer base, our production during the third quarter of 2004 consisted of smaller contracts of complex design and/or prototype phase. We expect these new contracts to mature and grow in future quarters, further strengthening our revenue potential. For the three months ended September 30, 2003, we had one major customer, with one product in volume production. For the same period in 2004, our major customer count increased to four customers accounting for the 96% of the revenue and the 4% balance came from other unrelated emerging customers. In the same period of 2003, 17% of the revenue came from related parties, 66% came from two unrelated customers, and the balance from other unrelated customers.

Our net sales for the nine months ended September 30, 2004 were $5,201,033, an increase of approximately 20% ($872,518) as compared to net sales of $4,328,515 for the comparable period in the prior year. Excluding sales to the related parties, our net sales for the nine months ended September 30, 2004 represented an increase of approximately 68% as compared to the net sales for the comparable period in the year 2003. This increase was attributable to increased order size, diversification of customer base, and an increase in the number of new customers while simultaneously eliminating sales to related parties. For the nine months ended September 30, 2003, we had approximately $1,229,000 in sales to related parties, compared to no sales to related parties for the same period of 2004. Additionally, as the result of diversifying our customer base, our production in the first nine months of 2004 consisted of smaller contracts of complex design and/or prototype phase. We expect these new contracts to mature and grow in future quarters, further strengthening our revenue potential. During this period, 85% of the sales were generated from three customers and the balance of 15% came from over 19 customers. In the same period of 2003, we had one unrelated major customer accounting for 46% of sales, with one product in volume production.

LMIC's revenue profile has changed dramatically over the last three years. Starting with essentially one telecom equipment customer in 2001, we now have over 19 customers in various fields, such as defense electronics, medical technology, industrial controls, power line, broadband broadcast and commercial electronics. We have built a small sales team with heavy dependence on outside independent sales representatives. This strategy has allowed us to replace the lost telecom revenue with a diverse customer base. The model of our business is one of ramping our customers' product from design and prototyping (engineering services) through implementation of manufacture to volume production. We have reached production stage on two of our major manufacturing programs. For the three and nine months ended September 30, 2004, approximately 70% and 69% of the sales were generated from programs in production stage compared to 50% and 46% for the same period of 2003.

As of September 30, 2004, our current sales backlog of orders was approximately $17 million. This is comprised of purchase order-driven projects for nine customers, each of which is an unrelated party. Of the $17 million, approximately $15 million is from a recently awarded order in July 2004, for TV Infotainment System installed on four commuter train systems in the United Kingdom. These systems are scheduled for graduated delivery and installation over the next 12 to 15 months. This order is based upon an agreement, expiring in December 2005, that names us as the exclusive manufacturer of these systems. This order is cancelable by the customer only upon default. In the case of default by the customer, LMIC must provide 30-days prior notice of termination. At that time a cancellation fee of costs incurred in production and in activities required in termination, not to exceed the full cost of the purchase order, is payable to LMIC.

For the three and nine months ended September 30, 2004, there was no revenue generated from sales to related parties compared to approximately 17% and 28% for the three and nine months ended September 30, 2003.

The following table represents sales to affiliates and sales to nonrelated parties and such sales as a percentage of total sales.

---------------------------------------------------------------------------------------------------------------
                                   Three Months Ended September 30,        Nine Months Ended September 30,
---------------------------------------------------------------------------------------------------------------
                                    2004       %        2003       %        2004       %        2003       %
---------------------------------------------------------------------------------------------------------------
Sales to Related Parties         $       --     0%   $  250,000    17%   $       --     0%   $1,228,958    28%
---------------------------------------------------------------------------------------------------------------
Sales to Non - Related Parties   $2,293,810   100%   $1,263,369    83%   $5,201,033   100%   $3,099,557    72%
---------------------------------------------------------------------------------------------------------------
Total Sales                      $2,293,810   100%   $1,513,369   100%   $5,201,033   100%   $4,328,515   100%
---------------------------------------------------------------------------------------------------------------

                                  GROSS MARGIN

For the three months ended September 30, 2004 the Company incurred a gross loss of $(606,075) or (26.4%) of sales as compared to a gross loss of $(411,226) or (27.2%) of sales for the three months ended September 30, 2003. Management attributes this increase in the gross loss to the decrease in services contracts revenue from the related parties, and a shift to a full service contract manufacturer where LMIC sources the materials used in the production process. We also have a number of complex designs, which increases the labor costs. Cost of materials from the sales to the unrelated parties for the three months ended September 30, 2004 was approximately 64% compared to the approximately 53% for the same period last year.

For the nine months ended September 30, 2004 the Company incurred a gross loss of $(2,327,202) or (44.7%) of sales as compared to a gross loss of $(1,103,806) or (25.5%) of sales for the nine months ended September 30, 2003. Management attributes this increase in the gross loss to the decrease in services contracts revenue resulting from cultivating projects from prototype stage to the production stage and a shift to being a full service contract manufacturer. Cost of materials from the sales to the unrelated parties for the nine months ended September 30, 2004 was approximately 65% compared to the 62% for the same period last year.

The Company expects to improve the gross margin while it continues to build its revenue base combined with the better absorption of the fixed manufacturing costs.

In addition, in October 2004, the Company has obtained a credit line of up to $2 million for material procurement services from Texmac, Inc., a wholly owned subsidiary of ITOCHU Corporation in Japan. With this relationship in place, the Company expects over a period of time an improved ability for an uninterrupted source of material supply at competitive pricing, which will allow the Company to focus on the core competencies and establish the beginning of just-in-time manufacturing.

                               OPERATING EXPENSES

Total operating expenses for the three months ended September 30, 2004 were $1,465,731. The total operating expenses for the three months ended September 30, 2003 were $813,863. The increase in operating costs of approximately $652,000 or 80% includes increase in payroll and related expenses of approximately $108,000, consulting and outside services of approximately $143,000, financing costs of approximately $228,000 related to an agreement with a group of investors for an effective registration of the company stock, and shipping expenses of approximately $54,000.

Total operating expenses for the nine months ended September 30, 2004 were $3,796,064. The total operating expenses for the nine months ended September 30, 2003 were $2,441,489. The increase in operating costs of approximately $1,355,000 or 55% includes an increase in payroll and related expenses of approximately $362,000, consulting and outside services of approximately $249,000, professional and accounting fees of approximately $287,000, an increase attributable to new compliance costs associated with being a public company, financing costs of approximately $291,000 related to an agreement with a group of investors for an effective registration of the company stock, and decrease in depreciation and amortization of approximately $221,000.

Management expects reductions in operating expenses for professional fees and financing costs once the Company has completed its securities filings. As of the date of this filing, the Company has incurred approximately $400,000 of financing costs related to an effective registration of the company stock which management does not expect to incur in future filings. Management has terminated a consulting service contract that will reduce operating expenses by approximately $50,000 per quarter beginning in the 4th quarter of 2004. Management is continuing to review operating expenses for further reductions.

                                  RENTAL INCOME

During 2003, we entered into three subleases with related entities. These subleases generated approximately $86,000, $53,000, $193,000 and $142,000 of income for the three and nine months ended September 30, 2004 and 2003, respectively. The subleases expired in January and March 2004. The related parties vacated the space during the month of August 2004.

                         INTEREST AND OTHER DEBT EXPENSE

Interest expense for the three months ended September 30, 2004 aggregated approximately $142,000 as compared to $152,000 for the three months ended September 30, 2003, a decrease of $10,000 or 6.6%.

Interest expense for the nine months ended September 30, 2004 aggregated approximately $442,000 as compared to $423,000 for the nine months ended September 30, 2003, an increase of $19,000 or 4.5%. The increase is primarily attributable to accrued interest on a 4% convertible debenture.

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

We have discussed the application of these critical accounting policies with our Board of Directors and the Audit Committee. We have adopted new accounting policies over the past three years. See Note 2 to the financial statements for summary of significant accounting policies.

                                   RECEIVABLES

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. At September 30, 2004 and December 31, 2003, the receivables of $507,930 and $673,723, respectively, included reserves of $33,452 and $46,161, respectively. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial condition, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and re-evaluated and adjusted as additional information is received.

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

                               LEGAL CONTINGENCIES

We may be subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to the environment, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. At September 30, 2004, there were no outstanding legal proceedings, nor were there any reserves established. In October 2004, the Company was sued in the Circuit Court for Prince George's County, Case No. CAL04-19477 by InteSec Group, LLC. The complaint seeks damages of $100,000 plus interest and costs, but plaintiff's counsel has indicated that a maximum of only about $50,000 is actually sought. The Company believes its liability is no more than $35,000, this amount is reflected in the results of operations of the Company as of September 30, 2004. The Company intends to settle the matter on that basis, but is prepared to vigorously defend any claim in excess of the amount accrued.

                         LIQUIDITY AND CAPITAL RESOURCES

                              OPERATING ACTIVITIES

Net cash used by operations for the nine months ended September 30, 2004 was $4,891,548. The use of cash is directly attributed to the net loss of $6,341,626. This loss included non-cash deductions aggregating $1,337,611, consisting of depreciation and amortization of $854,986, provision for doubtful accounts of $33,770, deferred occupancy costs of $266,248, interest on related party debt of $15,599, and financing and consulting services paid in stock of $172,623. Other uses of cash were evidenced by an increase in inventory of $292,079, which is attributed to the increased production volume and material purchases for the increase in order backlog and an increase in prepaid and other current assets of $42,581, mainly for insurance. Sources included a decrease in accounts payable, accrued expenses and other current liabilities of $315,104 and a decrease in accounts receivable of $132,023.

Net cash used by operations for the nine months ended September 30, 2003, was $2,743,003. This was primarily from a net loss of $3,824,720. Of that loss, $1,058,993 was depreciation expense, $223,052 was reduction in inventories and $423,0623 from the increase in accounts payable, accrued expenses and other current liabilities. However, the increase in accounts receivable by $110,142 and the increase in deferred revenue by $633,212 as well as use of cash to increase other current items by $62,150 offset those items.

                              INVESTING ACTIVITIES

There were no proceeds or uses of cash resulting from investing activities for the nine months ended September 30, 2004. However, the Company concluded a private placement for the sale of $5,000,000 of 4% convertible debentures. The proceeds aggregating $4,980,000 were deposited in a restricted account, currently controlled by an escrow agent.

Net cash was provided in the nine months ended September 30, 2003 of $911,405. This was from the utilization of a fully secured rental deposit of $917,270 and the use of $5,865 to purchase assets.

                              FINANCING ACTIVITIES

Net cash provided by financing activities was $4,980,921 for the nine months ended September 30, 2004. We received proceeds from the private placement with Vertical Ventures LLC and Aladdin Investments, LLC, aggregating approximately $8,124,000, net of offering costs through the sale of the Company's $.001 par value common stock. In the private placement with Vertical Ventures LLC, a warrant to purchase additional shares of common stock at an exercise price of $1.50 per share was attached to each share. The private placement with Aladdin Investments, LLC included the sale of common stock purchase warrants at a purchase price of $.01 per warrant. In March 2004, the Company sold in a private placement a $5,000,000 4% convertible debenture, which is due on September 11, 2006, and common stock purchase warrants to purchase 810,373 shares of the Company's common stock, par value $.001 per share, at an exercise price of $2.468 per share. The cash proceeds of $4,980,000, net of legal fees of $20,000 paid on behalf of the bondholders, are held in a cash collateral account to secure repayment of the debenture. Other proceeds from financing activities include $25,000 from a $1 million convertible promissory note, dated October 28, 2003, in favor of Rod Whitton and from a $100,000 promissory note, dated August 26, 2004, in favor of Daniel Kane.

We have made repayment of $2,241,978 on the convertible note, dated June 26, 2002, in favor of Fuel Centers, Inc. This note is paid in full as of March 31, 2004. Other payments include payment of $722,294 on the term loan in favor of Branch Banking & Trust Company, $208,402 on current debt from a related party, and $65,592 towards the Settlement Agreement dated June 16, 2003, between LMIC Manufacturing, Inc. and Lucent Technologies (Landover Lease).

In the nine months ended September 30, 2003, net cash of $1,877,190 was provided from the issuance of convertible debt of $698,004 and from the proceeds of the net of further debt issues of $181,119 and the proceeds of capital transactions of $998,067.

The Company has filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended, to register shares to be sold by existing shareholders. The Company will not receive any proceeds from the sale of the common stock and has paid for the expenses of this offering. The offering became effective on October 22, 2004.

The Company is currently in violation of two financial covenants under its $5,000,000 term note payable, with a remaining balance of approximately $2,366,000 at September 30, 2004. The Company is not in compliance with the minimum tangible net worth and the cash flow coverage ratios. As a result of this non-compliance, the total note is classified as a current liability. The Company is current on its monthly interest payments and the bank has agreed to defer the monthly principal payments for the three months ended September 30, 2004 to the loan maturity date in June 2005. The Company is currently negotiating to restructure this debt.

                                  INDEBTEDNESS

The following table summarizes the terms of our principal indebtedness as of December 31, 2003 and September 30, 2004.

                                 ($s in $1,000s)

---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
                       Principal      Principal
                       Amount at      Amount at
Indebtedness           12/31/03       9/30/04       Interest Rate   Maturity         Collateral      Conversion Feature
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
LMIC Manufacturing,
Inc.
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Promissory Note,       $3,088         $2,366        Prime rate +    June 1, 2005     All assets of   None
dated May 31, 2001,                                 1% per annum                     LMI
in favor of Branch
Banking and Trust
Company
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Convertible Note,      $2,242         $    0        8% per annum    Upon demand      None            None (the conversion
dated June 26, 2002,                                                                                 rights have expired)
in favor of Fuel
Centers, Inc.
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Settlement Agreement,  $  649         $  583        5.25% per      September 1,      None            None
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

Debentures) amount converted
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Convertible Note,      $  600         $  550        8% per          July 17, 2005    None            100% of the average
dated July 17, 2003,                                annum.  No                                       closing price of the
in favor of Laurus                                  interest                                         common stock for the 20
Master Fund, Ltd.                                   begins to                                        days prior to September
                                                    accrue until                                     1, 2004, subject to
                                                    July 17, 2004                                    anti-dilution adjustments
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Promissory Note,       $  200         $  100        8% per annum    Upon demand      None            None
dated December 12,
2002, in favor of
Ajit K. Medhekar
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Convertible            $   10         $   35        3% per annum    October 28,      None            $25.00 per share, subject
Promissory Note,                                                    2008                             to anti-dilution
dated October 28,                                                                                    adjustment
2003, in favor of
Rod Whitton
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Convertible            $       --     $5,000        4% per annum    September 11,    A cash          $2.468 per share, subject
Debenture, dated                                                    2006             deposit of      to anti-dilution
March 11, 2004, in                                                                   $4,980          adjustment
favor of Omicron
Master Trust, Ltd.
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------
Promissory Note,       $    --        $  100        15% per annum    September 30,      None            None
dated August 26,                                                     2004
2004, in favor of
Daniel Kane
---------------------- -------------- ------------- --------------- ---------------- --------------- ---------------------------

The following table represents the Company's current and future obligations under it existing debt agreements.

----------------------------------------- ----------------------------- --------------------------- ---------------------------
              Indebtedness                         Short Term                   Long Term                      Total
----------------------------------------- ----------------------------- --------------------------- ---------------------------
LMIC Manufacturing, Inc.
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Promissory Note, dated May 31 2001, in                          $2,366                      $    0                       $2,366
favor of Branch Banking and Trust
Company
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Promissory Note, dated December 12, 2002,                       $  100                      $    0                       $  100
In favor of Ajit K. Medhekar
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Promissory Note, dated August 26, 2004,                         $  100                      $    0                       $  100
In favor of Daniel Kane
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Settlement Agreement dated July 12,                             $  583                      $    0                       $  583
2003, between LMIC Manufacturing, Inc.
and Lucent Technologies (Landover Lease)
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Convertible Debt
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Amended and restated Convertible Note                           $1,500                      $    0                       $1,500
dated November 20, 2003, in favor of
Laurus Master Fund, Ltd
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Convertible Note, dated July 17, 2003                           $  550                      $    0                       $  550
in favor of Laurus Master Fund, Ltd.
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Convertible Promissory Note dated                               $   35                      $    0                       $   35
October 28, 2003, in favor of Rod
Whitton
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Convertible Debenture, dated                                    $5,000                      $    0                       $5,000
March 11,2004, in favor of
Omicron Master Trust, Ltd.
----------------------------------------- ----------------------------- --------------------------- ---------------------------
Totals                                                         $10,234                       $   0                      $10,234
----------------------------------------- ----------------------------- --------------------------- ---------------------------

                                  GOING CONCERN

We have incurred net losses of approximately $5,704,000, $8,334,000 and $9,317,000 for the years ended December 31, 2003, 2002 and 2001, respectively. At September 30, 2004, current liabilities exceed current assets by $7,559,940, and reflect a deficit of $4,005,574. In addition, we had a net loss of $6,341,626 for the nine months ended September 30, 2004 and net cash used in operating activities of $4,891,548. As of September 30, 2004 we had unrestricted cash and cash equivalents of $99,853, which is less than the operating loss and cash used in operating activities for the nine months of 2004. Unless we are able to raise additional funds, we may be forced to curtail operations, which could have a material adverse effect on us. In addition, there can be no assurance as to whether or on what terms any such financing would be available. These factors create substantial doubt about our ability to continue as a going concern.

Management has successfully been able to raise much needed equity and debt financing during the last nine months and is aggressively pursuing additional financing. This success is evidenced by a new $4,000,000 revolving credit facility entered into in November 2003, a private placement in January 2004 for the sale of our $.001 par value common stock which raised net proceeds aggregating approximately $5,800,000, a second private placement in March 2004 for the sale of our $.001 par value common stock, which raised net proceeds of approximately $4,500,000, and a third private placement in March 2004, where we sold a $5,000,000, 4% convertible debenture due September 11, 2006. During 2004, the Company has repaid approximately $2,300,000, inclusive of accrued interest, of 8% convertible promissory notes. The bank debt agreements contain various covenants that, among other things, prohibit cash dividends to shareholders. The Company is in violation of the requirements to maintain minimum tangible net worth and cash flow coverage ratios. The bank has agreed to defer the monthly principal payments for the quarter ending September 30, 2004 to the loan maturity date in June 2005. The Company is currently negotiating with the bank to restructure the current debt and the term covenants. At September 30, 2004 and December 31, 2003, the term loan balance is reflected as short-term debt. There has been no request for acceleration of the Company's equipment loan with Branch Bank and Trust Company, and the Company is aggressively pursuing the possibility of restructuring this debt. The sales team has been aggressively pursuing sales leads as evidenced by the increased backlog of sales orders aggregating in excess of $15,000,000, expected to be completed and delivered during the next 16 months. It is anticipated that the operations will be able to generate a positive cash flow, provided additional financing is obtained, with the continued focus of management on securing new contracts with higher margins.

In October 2004, Texmac, Inc, a wholly owned subsidiary of ITOCHU Corporation in Japan, granted the Company approval for a credit line of up to $2 million for material procurement services.

Subsequent to the balance sheet date, in November 2004, the Company entered into agreements with Allegiant Capital Group, LLC, and VFinance Investments, Inc., to raise additional capital via a private placement of the Company's common stock. In November 2004, the Company also entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P ("Cornell"). Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $12 million. See Note 14 - SUBSEQUENT EVENTS.

ITEM 3. CONTROLS AND PROCEDURES

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

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met, and any evaluation of controls can provide only reasonable assurance that all control issues, if any, within a company have been detected.

                           PART II. Other Information

Item 1. Legal Proceedings

In October 2004, the Company was sued in the Circuit Court for Prince George's County, Case No. CAL04-19477 by InteSec Group, LLC. The complaint seeks damages of $100,000 plus interest and costs, but plaintiff's counsel has indicated that a maximum of only about $50,000 is actually sought. The Company believes its liability is no more than $35,000 and intends to settle the matter on that basis, but is prepared to vigorously defend any claim in excess of that amount if one is pressed.

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

InteSec Shares. In March and April of 2004 we issued 8,252 and 10,178 shares of common stock, respectively, pursuant to the terms of an Independent Contractor Agreement, dated November 19, 2003, with InteSec Group LLC. Under the terms of the Independent Contractor Agreement, the Company had the option to pay certain sums due under the contract in either cash or stock (with the amount of stock to be issued subject to a formulaic price set forth in the contract). In July and August of 2004 we issued 10,678 and 13,187 shares of our common stock, respectively, to Intesec Group under the same agreement. The shares of common stock were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

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

Laurus Shares. In July 2004, we issued 34,730 shares of our common stock to Laurus Master Fund, Ltd. as payment of outstanding interest payments on our debt to Laurus. In September 2004, we issued 48,540 shares of our common stock to Laurus Master Fund, Ltd., as a payment of accrued interest and principal repayment on our debt to Laurus. The shares of common stock were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

LMIC Manufacturing, Inc. owes approximately $2,366,000 to Branch Bank & Trust Company for the financing of machinery and equipment. Under the provisions of the note we are required to maintain certain financial performance criteria and abide by certain restrictive covenants. We have not met those criteria and the Company is in violation of the requirements to maintain minimum tangible net worth and cash flow coverage ratios. Through the reporting period ended September 30, 2003 the bank had waived the failure to meet the performance criteria set forth in the note. Discussions are under way with the bank to modify the loan agreement to restrict the liens to just the equipment covered by the financing agreement and to modify certain other required financial terms. The bank has agreed to defer the monthly principal payments for the quarter ending September 30, 2004 to the loan maturity date in June 2005. The Company is currently negotiating with the bank to restructure the current debt and the term covenants.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

LMIC, Inc. has entered into agreements with two private equity groups to raise additional capital through a private placement of the Company's common stock and warrants. In addition, the Company also entered into an equity commitment facility for up to $12 million, and a material procurement service agreement for up to $2 million.

The Company entered into an agreement with Allegiant Capital Group, LLC, to sell up to 333,333 Shares of the Company's $0.001 par value Common Stock at $1.50 per Share for a total of up to $500,000. In connection with the purchase and sale of the 333,333 shares, for no additional consideration, Allegiant Capital will receive five-year warrants to purchase up to an aggregate of 350,000 shares of Common Stock (based on 1.05 share for each of the 333,333 shares purchased by Allegiant Capital), subject to adjustment as set forth in the warrants. In a related transaction, Linsang Partners, LLC, affiliated to Mr. Kwok Li, the Chairman and CEO of the Company, agreed to sell two shares of Company common stock to Allegiant Capital Group, at a price of $0.01 per share, for every one share sold by the Company to Allegiant Capital Group. As of the date of this filing, the Company has received $340,000 from Allegiant Capital Group under this agreement.

The Company also entered into an agreement with vFinance Investments, Inc., to sell to certain investors originated by vFinance up to 266,667 shares of the Company's Common Stock at $1.50 per share for a total of up to $400,000. In connection with the purchase and sale of such 266,667 shares, for no additional consideration, the VFinance investors will receive five year warrants to purchase up to an aggregate of 280,000 shares of Common Stock (based on 1.05 share for each of the 333,333 shares purchased by the vFinance investors), subject to adjustment as set forth in the warrants. In a related transaction, Linsang Partners, LLC, affiliated to Mr. Kwok Li, the Chairman and CEO of the Company, agreed to sell two shares of Company common stock to the vFinance investors, at a price of $0.01 per share, for every one share sold by the Company to the vFinance investors. As of the date of this filing, the Company has received $75,000 from VFinance Investments, Inc. under this agreement.

Additionally, the company has received an equity commitment from Cornell Capital Partners for up to $12 million under a standby equity distribution agreement. Under the terms of the $12 million standby equity distribution agreement with Cornell Capital Partners, there are no minimum draw downs required in the agreement and the facility may be used in whole or in part, entirely at LMIC's discretion over the next two years and subject to an effective registration.

The Company also announced that it has entered into a material procurement services agreement for up to $2 million with one of its distributors, Texmac, Inc., a wholly-owned subsidiary of ITOCHU Corporation. Under this agreement, Texmac will extend to LMIC a credit line of up to $2 million for electronic parts and components procured by Texmac on behalf of the Company. With this relationship in place, the Company expects over a period of time an improved ability for an uninterrupted source of material supply at competitive pricing, which will allow the Company to focus on the core competencies and establish the beginning of just-in-time manufacturing.

Item 6. Exhibits and Reports on Form 10-QSB

(a)   Exhibits

4.1.1 Subscription Agreement dated November 9, 2004, between LMIC, Inc. and Allegiant Capital Group, LLC (filed herewith)

4.1.2 Warrant to Purchase Common Stock dated November 9, 2004 (filed herewith)

4.1.3 Registration Rights Agreement dated November 9, 2004, between LMIC, Inc. and Allegiant Capital Group, LLC (filed herewith)

4.1.4 Common Stock Purchase Agreement dated November 9, 2004, between the Linsang Group and Allegiant Capital Group, LLC (filed herewith)

4.2.1 form of Subscription Agreement dated November 9, 2004, between LMIC, Inc. and persons who have signed the agreement c/o vFinance Investments, Inc. (filed herewith)

4.2.2 form of Warrant to Purchase Common Stock dated November 9, 2004 (filed herewith)

4.2.3 form of Registration Rights Agreement dated November 9, 2004, between LMIC, Inc. and vFinance Investments, Inc. (filed herewith)

4.2.4 form of Common Stock Purchase Agreement dated November 9, 2004, between the Linsang Group and vFinance Investments, Inc. (filed herewith)

4.3.1 Standby Equity Distribution Agreement dated November 9, 2004, between LMIC Inc. and Cornell Capital Partners, LP (filed herewith)

4.3.2 Registration Rights Agreement dated November 9, 2004, between LMIC Inc. and Cornell Capital Partners, LP (filed herewith)

4.3.3 Placement Agent Agreement dated November 9, 2004, between LMIC Inc. and Newbridge Securities Corporation (filed herewith)

4.3.4 Escrow Agreement, dated November 9, 2004, between LMIC Inc.; Cornell Capital Partners, LP; and David Gonzalez, Esq. (filed herewith)

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

(b)   Reports on Form 8-K

      None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2004
LMIC, INC.

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